Form 10-Q
period 1995-08-31
INTERNATIONAL DESIGN GROUP INC /DE/
filed 1995-10-17
CIK 773267

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON OCTOBER 16, 1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For Quarterly Period Ended August 31, 1995

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13946

                        INTERNATIONAL DESIGN GROUP, INC.
                   ------------------------------------------
               (Exact name of registrant as specified in charter)

           DELAWARE                                          59-2521916
           --------                                          ----------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                      1815 GRIFFIN RD, DANIA, FLORIDA 33004
                      -------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 927-9119
                                 --------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of September 30, 1995, there were 2,877,613 shares of the Registrant's $.05 par value common stock issued and outstanding.

                       INTERNATIONAL DESIGN GROUP, INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGES
                                                                           -----

         Item 1. Financial Statements

         Condensed Consolidated Balance Sheets of
         International Design Group, Inc. ("IDG") as of
         August 31, 1995 and February 28,1995                                 3

         Condensed Consolidated Statement of Operations
         of IDG for the six months ended August 31,
         1995 and 1994                                                        4

         Condensed Consolidated Statement of Operations
         of IDG for the three months ended August 31,1995
         and 1994                                                             5

         Condensed Consolidated Statement of Cash Flows of
         IDG for the six months ended August 31, 1995 and
         1994                                                                 6

         Notes to Financial Statements                                        7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                8-10

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                             11
         Item 2. Changes in Securities                         11
         Item 3. Defaults Upon Senior Securities               11
         Item 4. Submission of Matters to a Vote
                 of Security Holders                           11
         Item 5. Other Information                             11
         Item 6. Exhibits and Reports on Form 8-K.             11
         Signatures                                            12

                         INTERNATIONAL DESIGN GROUP, INC
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         AUGUST 31,             FEBRUARY 28,
ASSETS                                                                      1995                    1995
-------------------------------------------------------------------  --------------------   ---------------------
CURRENT ASSETS:
Cash                                                                            $536,933                $306,162
Marketable Securities                                                           $117,625                $129,276
Finance Receivables, less allowance
 for doubtful accounts of $332,496
 and $275,000 and unearned income of
 $404,113 and $323,873                                                         6,567,901               4,913,788
Drafts receivable                                                                326,502                 286,400
Current maturities of notes receivable                                           110,006                 158,673
Prepaid expenses and other                                                        19,694                  18,476
                                                                     --------------------   ---------------------
    TOTAL CURRENT ASSETS                                                       7,678,661               5,812,775
                                                                     --------------------   ---------------------

PROPERTY AND EQUIPMENT - less
 accumulated depreciation of $50,720 and
 $36,220                                                                          90,162                  92,135
NOTES RECEIVABLE - less current maturities                                       234,004                 213,727
OTHER ASSETS, less accumulated amortization
 of $14,000 and $12,000                                                           15,700                  13,776
                                                                     --------------------   ---------------------
                                                                              $8,018,527              $6,132,413
                                                                     ====================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------
CURRENT LIABILITIES:
Accounts payable, accrued expenses and other                                    $204,894                $210,337
Drafts Payable                                                                   300,010                 374,348
Notes payable                                                                  3,499,000               1,838,000
Net amount due under securities trading                                            7,156                  43,588
Notes Payable to Directors                                                     1,350,000               1,150,000
                                                                     --------------------   ---------------------
    TOTAL CURRENT LIABILITIES                                                  5,361,060               3,616,273

Class "A" Convertible redeemable preferred stock
$.01 par - 1,000,000 shares authorized, 500 issued
and outstanding, at stated value                                                  75,000                  75,000

STOCKHOLDERS' EQUITY:

Common stock $.05 par, shares authorized
 10,000,000; 2,877,613 and 2,877,613 issued
 and outstanding                                                                 143,881                 143,881
ADDITIONAL PAID IN CAPITAL                                                     5,765,730               5,765,730
DEFICIT                                                                       (3,310,144)             (3,465,586)
TREASURY STOCK                                                                   (17,000)                 (2,885)
                                                                     --------------------   ---------------------
    TOTAL STOCKHOLDERS' EQUITY                                                 2,582,467               2,441,140
                                                                     --------------------   ---------------------
                                                                              $8,018,527              $6,132,413
                                                                     ====================   =====================

                   See Notes to Condensed Financial Statements
                                       -3-


                         INTERNATIONAL DESIGN GROUP, INC
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            SIX MONTHS ENDED AUGUST 31,
                                                                            1995                    1994
                                                                     --------------------   ---------------------
REVENUES:

Finance charge income                                                           $748,540                $553,002
Origination fees                                                                 375,617                 335,323
Late fees and other charges                                                      335,745                 299,146
Interest income and Other                                                         82,094                  78,205
                                                                     --------------------   ---------------------
                                                                               1,541,996               1,265,676
                                                                     --------------------   ---------------------

EXPENSES:

General and administrative expenses                                              545,045                 510,721
Sales and marketing                                                              254,571                 173,505
Provision for doubtful accounts                                                  317,123                 189,500
Interest expense                                                                 170,550                 100,434
Interest expense to Directors                                                     78,265                  69,000
Depreciation and amortization                                                     16,500                  12,500
                                                                     --------------------   ---------------------
                                                                               1,382,054               1,055,660
                                                                     --------------------   ---------------------

NET INCOME                                                                      $159,942                $210,016
                                                                     ====================   =====================


NET INCOME PER COMMON SHARE:

PRIMARY:                                                                           $0.05                   $0.07
FULLY DILUTED:                                                                     $0.04                   $0.06

COMPUTATION OF FULLY DILUTED EARNINGS:
Net Income                                                                       159,942                 210,016
Less: Preferred Dividends                                                         (4,500)                 (5,250)
                                                                     --------------------   ---------------------
Primary net income                                                               155,442                 204,766
Assumed conversions:
 Preferred dividends eliminated                                                    4,500                   5,250

                                                                     --------------------   ---------------------
Fully diluted earnings                                                          $159,942                $210,016
                                                                     --------------------   ---------------------

AVERAGE NUMBER OF COMMON SHARES
Primary                                                                        3,088,577               2,976,370
Fully Diluted                                                                  3,588,577               3,476,370

                   See Notes to Condensed Financial Statements
                                       -4-

                         INTERNATIONAL DESIGN GROUP, INC
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            THREE MONTHS ENDED AUGUST 31,
                                                                            1995                    1994
                                                                     --------------------   ---------------------
REVENUES:

Finance charge income                                                           $395,334                $270,848
Origination fees                                                                 196,022                 164,180
Late fees and other charges                                                      183,470                 152,773
Interest income and Other                                                         34,831                  69,056
                                                                     --------------------   ---------------------
                                                                                 809,657                 656,857
                                                                     --------------------   ---------------------

EXPENSES

General and administrative expenses                                              286,536                 254,666
Sales and marketing                                                              116,011                  88,940
Provision for doubtful accounts                                                  168,962                  85,500
Interest expense                                                                  98,050                  52,239
Interest expense to Directors                                                     39,453                  33,000
Depreciation and amortization                                                      9,300                   6,400
                                                                     --------------------   ---------------------
                                                                                 718,312                 520,745
                                                                     --------------------   ---------------------

NET INCOME                                                                       $91,345                $136,112
                                                                     ====================   =====================



NET INCOME PER COMMON SHARE:
PRIMARY:                                                                           $0.03                   $0.05
FULLY DILUTED:                                                                     $0.03                   $0.04

COMPUTATION OF FULLY DILUTED EARNINGS
Net Income                                                                        91,345                 136,112
Less: Preferred Dividends                                                         (2,250)                 (2,250)
                                                                     --------------------   ---------------------
Primary net income                                                                89,095                 133,862
Assumed conversions:
 Prefered dividends eliminated                                                     2,250                   2,250

                                                                     --------------------------------------------
Fully diluted earnings                                                           $91,345                $136,112
                                                                     --------------------------------------------

AVERAGE NUMBER OF COMMON SHARES
Primary                                                                        3,128,356               2,961,281
Fully Diluted                                                                  3,628,356               3,461,281

                   See Notes to Condensed Financial Statements
                                       -5-

                         INTERNATIONAL DESIGN GROUP, INC
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            SIX MONTHS ENDED AUGUST 31,
                                                                            1995                    1994
                                                                     --------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from Continuing Operations:                                               159,942                 210,016
 Adjustments to reconcile net income (loss) to
  net cash provide by (used in) operating activities:
   Depreciation and amortization                                                  16,500                  12,500
   Provision for doubtful accounts                                               309,623                 189,500
   Change in operating assets and
    liabilities:
   Decrease (Increase) in prepaid expenses & other assets                         (5,142)                  3,193
   Increase in drafts receivable                                                 (40,102)                 (5,531)
    Increase (Decrease) in accounts payable, accrued
      expenses and other                                                          (5,443)                 94,411
   Decrease in drafts payable                                                    (74,338)                   (144)
                                                                     --------------------   ---------------------
    Cash Provided by (Used) in Continuing Operations                             361,040                 503,945
                                                                     --------------------   ---------------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
Premium finance loans                                                        (10,318,864)             (7,182,503)
Payments received on finance loans                                             8,355,128               7,279,427
(Increase) Decrease in notes receivable                                           28,390                 (55,832)
Capital expenditures                                                             (12,527)                (15,168)
Investment in (Proceeds from) Marketable Securities                               11,651                (152,939)
Cash Received (Used) from Securities trading                                     (36,432)                  2,466
                                                                     --------------------   ---------------------
 Net Cash (Used) Provided By Investing Activities                             (1,972,654)               (124,549)
                                                                     --------------------   ---------------------

     CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Repayment) of notes payable                                          1,661,000                (560,366)
Increase of notes payable to Directors                                           200,000                       0
Payment of Preferred Dividends                                                    (4,500)                 (5,250)
Purchase of treasury stock                                                       (14,115)                (22,446)
                                                                     --------------------   ---------------------
 Net Cash Provided by Financing Activities                                     1,842,385                (588,062)
                                                                     --------------------   ---------------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                           $230,771               ($208,666)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF THE PERIOD                                                       306,162                 571,103
                                                                     --------------------   ---------------------

  CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                                $536,933                $362,437
                                                                     ====================   =====================

                   See Notes to Condensed Financial Statements
                                       -6-

INTERNATIONAL DESIGN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- Basis of Presentation
-------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended August 31, 1995 are not necessarily indicative of the results that may be expected for the year ending February 28, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 1995.

The accompanying financial statements include the Company, its wholly owned subsidiaries Finco Financial Corporation, QRS Acquisition, Inc., Reserve Funding Corporation, VoiceSoft Corporation and Federal Funding Corporation. All intercompany transactions and balances have been eliminated in consolidation.

PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - GENERAL
-------------------------------

Revenues increased to approximately $1,541,996 during the six months ended August 31, 1995 as compared to $1,265,676 during the comparable period in 1994 as a result of the Company's growth in the insurance premium finance business. Insurance premiums financed increased to $10.3 million in 1995 compared to $7.2 million for the same period in 1994. The number of contracts financed increased to 20,900 during 1995 as compared to 16,500 in 1994. This increase resulted primarily from a new independent sales organization which began referring finance business to the Company during April 1995. The relationship with this sales organization was terminated, however, during June 1995. The Company is continuing its efforts to increase growth in the premium finance business but is meeting stiff competition from both new and existing premium finance companies. Additionally, direct bill insurance companies, which generally offer lower down payments than the Company, are increasing their presence in Florida. If this trend continues, this could limit the Company's future growth prospects.

The following table reflects the company's expenses as a percentage of revenues for the six months ended August 31,:

                                                        1995               1994
                                                        ----               ----
General and Administrative Expenses                      35%                40%
Sales and Marketing                                      17%                14%
Depreciation and Amortization                             1%                 1%
Provision for Doubtful Accounts                          21%                15%
Interest Expense                                         16%                13%
Total Expenses                                           90%                83%

General and administrative expenses, as a percentage of revenue, decreased as a substantial portion of these expenses are fixed and do not directly correlate to revenue. Sales and marketing expenses increased as a percentage of revenue as a result of increased fees paid to independent sales representatives. The provision for doubtful accounts increased as a result of lower down payments being taken in 1995 as compared to 1994. The Company expects the trend towards lower down payments to continue which may cause bad debt expense to increase.

Interest expense increased primarily as a result of the increase in the prime rate as well as increased borrowings during the current period.

                                                1995               1994
                                                ----               ----
Finance charge income                         $748,540           $553,002
Interest expense                               245,815            169,434
Net interest margin                            502,725            383,568
Margin Percent                                     67%                69%

Net income in the Company's premium finance business decreased to approximately $94,000 for the six months ended August 31, 1995 as compared to approximately $173,000 during the comparable period in 1994. This decrease resulted from increases in sales and marketing expense, interest expense, and the provision for doubtful accounts as indicated above. Overall net income for the six months ended

PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT'D)

August 31, 1995 decreased to approximately $160,000 as compared to $210,000 during the prior year. The decrease in net income during the current period by the Company's Finco subsidiary was partially offset by gains associated with the Company's securities trading activities.

As a result of increased competition, higher operating costs and increases in the provision for doubtful accounts, management believes that the Company's growth may be curtailed and that profit margins may diminish. Management is currently exploring the possibility of expanding the premium finance business to other states as well as seeking other business opportunities in an effort to diversify. In August of 1995 the Company's Finco subsidiary began operating in South Carolina under the name of Eagle Premium Finance. Management believes this is the first step in diversifying the premium finance business.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position at August 31, 1995 of $2,317,601 increased slightly from $2,196,502 at February 28, 1995 primarily as a result of the net income for the period.

The Company increased borrowings under its bank revolving line of credit between February 28, 1995 and August 31, 1995 by $1,641,000. This increase resulted from an increase in financed loans during the period as evidenced by an increase in finance receivables to approximately $6.6 million at August 31, 1995 from approximately $4.9 million at February 28, 1995.

As of September 30, 1995, the Company's revolving credit arrangements are summarized as follows:

DESCRIPTION                            LENDER    LOAN BALANCE  EXPIRATION DATE
-----------                            ------    ------------  ---------------
$4,500,000 Revolving Credit Agreement  Bank       $3,031,150    May 15, 1996
$1,000,000 Revolving Credit Agreement  Chairman   $1,000,000    March 31, 1996

During July 1995, the Company also increased its borrowings with a director of the Company from $150,000 to $350,000, which is payable on demand. Additionally, the Company has approximately $468,000 in demand loans with several third parties .

The Company's $2.5 million line of credit with a bank was increased to $4.5 million on May 15 ,1995. The new agreement, which is payable on demand, extends the line of credit until May 15, 1996. The Company is able to borrow up to 80% of its eligible receivables in excess of $1.8 million. The Company's $1,000,000 revolving credit facility with the Company's Chairman was extended until March 31, 1996.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CON'D)

As part of the Company's investment activities, the Company sells put options. These options give the purchaser the right to sell to the Company a certain security at a fixed price through a certain date. These options involve a high degree of risk because if the value were to substantially decrease on a security which the Company sold put options on, the loss to the Company could greatly exceed the proceeds of the sale of the option.

It is the opinion of management that the Company will have sufficient funds to satisfy its cash requirements for at least the next 12 months, unless the Company is unsuccessful in its attempts to extend or replace its loan facilities.

INFLATION AND FOREIGN CURRENCY FLUCTUATIONS:

Presently, inflation and foreign currency fluctuations do not have any adverse effect on the Company's business. However, inflation would have an adverse effect on the Company as its cost of money would increase while the maximum interest rates the Company is allowed to charge are set by state law.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings
                           NONE

Item 2.  Changes in Securities
                           NONE

Item 3.  Defaults Upon Senior Securities
                           NONE

Item 4.  Submission of Matters To A Vote of Security Holders
                           NONE

Item 5.  Other Information
                           NONE

Item 6.  Exhibits and Reports on Form 8-K
                           NONE

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INTERNATIONAL DESIGN GROUP, INC.

September 13, 1995                                   /s/ David Raymond
                                              -----------------------------

                                              David Raymond, President and
                                              Chief Financial Officer