Form 10-Q
period 1995-11-30
INTERNATIONAL DESIGN GROUP INC /DE/
filed 1996-01-16
CIK 773267

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For Quarterly Period Ended November 30, 1995

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number 0-13946

                        INTERNATIONAL DESIGN GROUP, INC.
                   ------------------------------------------
               (Exact name of registrant as specified in charter)

              DELAWARE                                           59-2521916
    (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                      1815 GRIFFIN RD, DANIA, FLORIDA 33004
               (Address of principal executive offices) (Zip Code)

                                 (305) 927-9119
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

As of December 31,1995, there were 2,877,613 shares of the Registrant's $.05 par value common stock issued and outstanding.

                        INTERNATIONAL DESIGN GROUP, INC.
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGES

         Item 1. Financial Statements

         Condensed Consolidated Balance Sheets of
         International Design Group, Inc. ("IDG") as of
         November 30, 1995 and February 28,1995                              3

         Condensed Consolidated Statement of Operations
         of IDG for the nine months ended November 30,
         1995 and 1994                                                       4

         Condensed Consolidated Statement of Operations
         of IDG for the three months ended November 30,
         1995 and 1994                                                       5

         Condensed Consolidated Statement of Cash Flows of
         IDG for the nine months ended November 30, 1995 and
         1994                                                                6

         Notes to Financial Statements                                       7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                8-10

PART II. OTHER INFORMATION

         Item 1.Legal Proceedings                             11
         Item 2.Changes in Securities                         11
         Item 3.Defaults Upon Senior Securities               11
         Item 4.Submission of Matters to a Vote
                     of Security Holders                      11
         Item 5.Other Information                             11
         Item 6.Exhibits and Reports on Form 8- K.            11
         Signatures                                           12

                         INTERNATIONAL DESIGN GROUP, INC
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          NOVEMBER 30,          FEBRUARY 28,
ASSETS                                                                      1995                    1995
-------------------------------------------------------------------- --------------------   ---------------------
CURRENT ASSETS:
Cash                                                                            $674,223                $306,162
Marketable Securities                                                           $110,125                $129,276
Finance Receivables, less allowance
 for doubtful accounts of $ 427,481
 and $275,000 and unearned income of
 $380,504 and $323,873                                                         7,482,659               4,913,788
Drafts receivable                                                                261,857                 286,400
Current maturities of notes receivable                                           212,345                 158,673
Prepaid expenses and other                                                        20,493                  18,476
                                                                     --------------------   ---------------------

    TOTAL CURRENT ASSETS                                                       8,761,702               5,812,775
                                                                     --------------------   ---------------------

PROPERTY AND EQUIPMENT- less
 accumulated depreciation of $59,720 and
 $36,220                                                                          91,731                  92,135
NOTES  RECEIVABLE - less current maturities                                      206,906                 213,727
OTHER ASSETS, less accumulated amortization
 of $15,000 and $12,000                                                           15,620                  13,776
                                                                     --------------------   ---------------------

                                                                              $9,075,959              $6,132,413
                                                                     ====================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable, accrued expenses and other                                    $246,848                $210,337
Drafts Payable                                                                   281,304                 374,348
Notes payable                                                                  4,355,850               1,838,000
Liabilities under options sold                                                    15,687                  43,588
Notes Payable to Directors                                                     1,500,000               1,150,000
                                                                     --------------------   ---------------------
    TOTAL CURRENT LIABILITIES                                                  6,399,689               3,616,273


Class "A" Convertible redeemable preferred stock
 $.01 par - 1,000,000 shares authorized, 500 issued
 outstanding, at stated value                                                     75,000                  75,000

STOCKHOLDERS' EQUITY:

Common stock $.05 par, shares authorized
 10,000,000; 2,877,613 and 2,877,613 issued
 and outstanding                                                                 143,881                 143,881
ADDITIONAL PAID IN CAPITAL                                                     5,765,730               5,765,730
DEFICIT                                                                      (3,287,094)             (3,465,586)
TREASURY STOCK                                                                  (21,247)                 (2,885)
                                                                     --------------------   ---------------------

    TOTAL STOCKHOLDERS' EQUITY                                                 2,601,270               2,441,140
                                                                     --------------------   ---------------------

                                                                              $9,075,959              $6,132,413
                                                                     ====================   =====================

                   See Notes to Condensed Financial Statements

                         INTERNATIONAL DESIGN GROUP, INC
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              NINE MONTHS ENDED
                                                                                   NOVEMBER 30,
                                                                            1995                    1994
                                                                     --------------------   ---------------------
REVENUES:

Finance charge income                                                         $1,157,032                $806,911
Origination fees                                                                 577,999                 488,489
Late fees and other charges                                                      512,791                 439,448
Gain from Trading of Marketable Securities                                        43,973                   1,941
Interest income and Other                                                         39,670                  61,539
                                                                     --------------------   ---------------------
                                                                               2,331,465               1,798,328
                                                                     --------------------   ---------------------

EXPENSES:

General and administrative expenses                                              849,646                 749,195
Sales and marketing                                                              368,085                 248,118
Provision for doubtful accounts                                                  502,599                 274,500
Interest expense                                                                 275,728                 147,256
Interest expense to Directors                                                    123,664                 104,602
Depreciation and amortization                                                     26,500                  19,500
                                                                     --------------------------------------------
                                                                               2,146,222               1,543,171
                                                                     --------------------------------------------

NET INCOME                                                                      $185,243                $255,157
                                                                     ====================   =====================



NET INCOME PER COMMON SHARE:
PRIMARY:                                                                           $0.06                   $0.08
FULLY DILUTED:                                                                     $0.05                   $0.07


COMPUTATION OF FULLY DILUTED EARNINGS:
Net Income                                                                       185,243                 255,157
Less: Preferred Dividends                                                        (6,750)                 (7,500)
                                                                     --------------------   ---------------------
Primary net income                                                               178,493                 247,657
Assumed conversions:
 Preferred dividends eliminated                                                    6,750                   7,500

                                                                     --------------------   ---------------------
Fully diluted earnings                                                          $185,243                $255,157
                                                                     --------------------   ---------------------

AVERAGE NUMBER OF COMMON SHARES
Primary                                                                        3,093,825               2,971,542
Fully Diluted                                                                  3,593,825               3,471,542

                   See Notes to Condensed Financial Statements

                         INTERNATIONAL DESIGN GROUP, INC
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              THREE MONTHS ENDED
                                                                                    NOVEMBER 30,
                                                                            1995                    1994
                                                                     --------------------   ---------------------
REVENUES:

Finance charge income                                                           $408,492                $253,909
Origination fees                                                                 202,382                 153,166
Late fees and other charges                                                      177,046                 140,302
Interest income and Other                                                          1,549                (14,725)
                                                                     --------------------   ---------------------
                                                                                 789,469                 532,652
                                                                     --------------------   ---------------------

EXPENSES

General and administrative expenses                                              304,601                 238,474
Sales and marketing                                                              113,514                  74,613
Provision for doubtful accounts                                                  185,476                  85,000
Interest expense                                                                 105,178                  46,822
Interest expense to Directors                                                     45,399                  35,602
Depreciation and amortization                                                     10,000                   7,000
                                                                     --------------------   ---------------------
                                                                                 764,168                 487,511
                                                                     --------------------   ---------------------

NET INCOME                                                                       $25,301                 $45,141
                                                                     ====================   =====================


NET INCOME PER COMMON SHARE:
PRIMARY:                                                                           $0.01                   $0.01
FULLY DILUTED:                                                                     $0.01                   $0.01


COMPUTATION OF FULLY DILUTED EARNINGS
Net Income                                                                       $25,301                  45,141
Less: Preferred Dividends                                                        (2,250)                 (2,250)
                                                                     --------------------   ---------------------
Primary net income                                                                23,051                  42,891
Assumed conversions:
 Preferred dividends eliminated                                                    2,250                   2,250

                                                                     --------------------   ---------------------
Fully diluted earnings                                                           $25,301                 $45,141
                                                                     --------------------   ---------------------

AVERAGE NUMBER OF COMMON SHARES
Primary                                                                        3,104,434               2,961,281
Fully Diluted                                                                  3,618,356               3,461,281

                   See Notes to Condensed Financial Statements

                         INTERNATIONAL DESIGN GROUP, INC
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 NINE MONTHS ENDED
                                                                                      NOVEMBER 30,
                                                                            1995                    1994
                                                                     --------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from Continuing Operations:                                              $185,243                 255,157
 Adjustments to reconcile net income (loss) to
  net cash provide by (used in) operating activities:
   Depreciation and amortization                                                  26,500                  19,500
  Net change in allowance for doubtful accounts                                  152,481                  27,732
   Change in operating assets and liabilities:
   Decrease (Increase) in prepaid expenses & other assets                        (6,861)                   7,875
  Decrease in drafts receivable                                                   24,543                  38,874
    Increase in accounts payable,accrued expenses
      and other                                                                   36,511                 127,835
   Increase (Decrease) in drafts payable                                        (93,044)                  26,867
                                                                     --------------------   ---------------------
    Cash Provided by Continuing Operations                                       325,373                 503,840
                                                                     --------------------   ---------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
Premium finance loans                                                       (16,596,528)            (10,527,077)
Payments received on finance loans                                           13,875,175              11,034,969
(Increase) in notes receivable                                                  (46,851)               (206,267)
Capital expenditures                                                            (23,096)                (27,390)
Investment in Marketable Securities                                               19,151                (51,937)
Cash Used in Securities trading                                                 (27,901)                  43,590
                                                                     --------------------   ---------------------
 Net Cash (Used) Provided By Investing Activities                            (2,800,050)                 265,888
                                                                     --------------------   ---------------------
     CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Repayment) of notes payable                                          2,517,850               (780,000)
Increase (Repayment) of notes payable to Directors                               350,000                       0
Payment of Preferred Dividends                                                   (6,750)                 (7,500)
Purchase of treasury stock                                                      (18,362)                (22,446)
                                                                     --------------------   ---------------------
 Net Cash Provided by Financing Activities                                     2,842,738               (809,946)
                                                                     --------------------   ---------------------


NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                           $368,061               ($40,218)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF THE PERIOD                                                       306,162                 571,103
                                                                     --------------------   ---------------------
  CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                                $674,223                $530,885
                                                                     ====================   =====================

                   See Notes to Condensed Financial Statements

INTERNATIONAL DESIGN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- Basis of Presentation
-------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended November 30, 1995 are not necessarily indicative of the results that may be expected for the year ending February 28, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 1995.

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

PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - GENERAL

Revenues increased to approximately $2,331,465 during the nine months ended November 30, 1995 as compared to $1,798,328 during the comparable period in 1994 as a result of the Company's growth in the insurance premium finance business. Insurance premiums financed increased to $16.6 million in 1995 compared to $10.8 million for the same period in 1994. The number of contracts financed increased to 31,800 during 1995 as compared to 23,800 in 1994. This increase resulted from a new independent sales organization which began referring finance business to the Company during April, 1995, as well as from the expansion of the Company's premium finance business to South Carolina. The relationship with the new sales organization was terminated, however, during June 1995. The Company is continuing its efforts to increase growth in the premium finance business but is meeting stiff competition from both new and existing premium finance companies. Additionally, direct bill insurance companies, which generally offer lower down payments than the Company, are increasing their presence in Florida. If this trend continues, this could limit the Company's future growth prospects.

The following table reflects the company's expenses as a percentage of revenues for the nine months ended November 30,:

                                                1995             1994
                                                ----             ----

General and Administrative Expenses             36%               42%
Sales and Marketing                             16%               14%
Depreciation and Amortization                    1%                1%
Provision for Doubtful Accounts                 22%               15%
Interest Expense                                17%               14%
Total Expenses                                  92%               86%

General and administrative expenses, as a percentage of revenue, decreased as a substantial portion of these expenses are fixed and do not directly correlate to revenue. Sales and marketing expenses increased as a percentage of revenue as a result of increased fees paid to independent sales representatives. The provision for doubtful accounts increased as a result of lower down payments being taken in 1995 compared to 1994. Due to competitive conditions, the Company expects the trend towards lower down payments to continue which may cause bad debt expense to increase further.

Interest expense increased primarily as a result of the increase in the prime rate as well as increased borrowings during the current period.

                                                       1995        1994
                                                       ----        ----
Finance charge income                                $1,157,032   $ 806,911
Interest expense                                        399,392     251,858
Net interest margin                                     757,640     555,053
Margin Percent                                              65%         69%

Overall net income decreased to approximately $185,000 for the nine months ended November 30, 1995 as compared to $255,000 during the same period in 1994. This decrease in net income is attributable to the Company's premium finance activity which had net income of approximately $ 135,000 for the nine months ended

                                      -8.-

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONT'D)

November 30, 1995, a $97,000 decrease from the prior period. This decrease resulted from increases in sales and marketing expense, interest expense, and the provision for doubtful accounts as indicated above. The Company's Finco subsidiary also experienced losses in its new premium finance business in South Carolina, primarily attributed to start - up expenses. The decrease in net income during the current period by the company's Finco subsidiary was partially offset by gains associated with the Company's securities trading activities. The Company recorded net income of $25,301 for the three months ended November 30, 1995 as compared to $45,141 during the comparable period in 1994. This decrease is attributable to reduced earnings from the Company's premium finance business as explained above.

 LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position at November 30, 1995 increased to $2,362,013 as compared to $2,196,502 at February 28, 1995, primarily as a result of the net income for the period.

The Company increased borrowings under its bank revolving line of credit by approximately $2.5 million between February 28, 1995 and November 30, 1995. This increase resulted from an increase in financed loans during the period as evidenced by an increase in finance receivables to approximately $7.5 million at November 30, 1995 from approximately $4.9 million at February 28, 1995.

As of November 30, 1995, the Company's revolving credit arrangements are summarized as follows:

DESCRIPTION                            LENDER     LOAN BALANCE   EXPIRATION DATE
-----------                            ------     ------------   ---------------
$4,500,000 Revolving Credit Agreement     Bank    $3,888,000       May 15, 1996
$1,000,000 Revolving Credit Agreement  Chairman   $1,000,000       March 31,1996

During November 1995, the Company also increased its borrowings with a director of the Company from $150,000 to $500,000, which is payable on demand. Additionally, the Company has approximately $468,000 in demand loans with several third parties.

The Company's $2.5 million line of credit with a bank was increased to $4.5 million on May 15, 1995. The new agreement, which is payable on demand, extends the line of credit until May 15, 1996. The Company can borrow up to 80% of its eligible receivables in excess of $1.8 million. The Company's $1,000,000 revolving credit facility with the Company's Chairman was extended until March 31, 1996. The Company is presently seeking to increase the amounts available under its revolving credit line.

                                      -9.-

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

                                      -10.-

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

                                        INTERNATIONAL DESIGN GROUP, INC.

January 15, 1996                        /s/ DAVID RAYMOND
                                       -----------------------------
                                       David Raymond, President and
                                       Chief Financial Officer