Form 10-K
period 1996-02-29
INTERNATIONAL DESIGN GROUP INC /DE/
filed 1996-05-31
CIK 773267

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-KSB
(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
       For the fiscal year ended    February 29, 1996    OR
                                    -----------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
       For the transition period from _________ to _________

                  Commission File Number   0-13946
                                           -------
                 INTERNATIONAL DESIGN GROUP, INC.
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)

             Delaware                              59-2521916
- -------------------------------           --------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

     1815 Griffin Road, Suite 402,
         Dania, Florida                                          33004
- ----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (305) 927-9119
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:


                                              Name of each exchange on
      Title of each class                          which registered
  ----------------------------                -------------------------
  Common Stock, $.05 Par Value                           None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996 was $289,604, based on the average of the closing bid and asked prices.

As of April 30, 1996, there were 3,768,401 shares of the Registrant's $.05 par value common stock issued and 3,744,849 were outstanding. Revenues for the fiscal year ended February 29, 1996 were $3,186,169.

                             CONTENTS
                             --------

                                                                     Page
                              Part I
Item 1 - Description of Business                                     3 - 8

Item 2 - Description of Property                                       9

Item 3 - Legal Proceedings                                             9

Item 4 - Submission of Matters to a Vote of Security Holders           9

                             Part II

Item 5 - Market for Common Equity and Related Stockholder Matters      10

Item 6 - Management's Discussion and Analysis or
         Plan of Operation                                            11-13

Item 7 - Financial Statements                                           14
Item 8 - Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure                         15

                             Part III

Item 9 - Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act    16-17

Item 10 - Executive Compensation                                       18-23

Item 11 - Security Ownership of Certain Beneficial
         Owners and Management                                         24-25

Item 12 - Certain Relationships and Related Transactions                 25

Item 13 - Exhibits and Reports on Form 8-K                             26-27

Signature Page                                                           28

Exhibit Index                                                            29

Financial Data Schedule                                                  30

                              PART I
                              ------

                              ITEM 1
                              ------
                     DESCRIPTION OF BUSINESS

Business Development
- --------------------
International Design Group, Inc. ("IDG" or the "Company") was formed under the laws of the State of Delaware in March of 1985, and since August of 1990 has been engaged in the insurance premium finance business through its wholly owned subsidiary, Finco Financial Corporation ("Finco"). During the fiscal year ended February 29, 1996, Finco financed insurance premiums in Florida and South Carolina. During February 1996, the Company began financing insurance premiums in Tennessee through its wholly owned subsidiary, Federal Funding Corporation ("Federal"). The Company offers financing primarily to purchasers of automobile insurance within the States of Florida, South Carolina, and Tennessee. The Company will typically loan 70% to 85% of the amount of the total insurance premiums and the loans are collateralized by the unexpired premiums remaining on the insured's policy which have not yet been earned by the insurance carrier. A substantial portion of the Company's financing activities relate to non-standard automobile insurance whereby the insured is most likely in a high risk category causing the amount of the premium to be higher than standard automobile insurance.

Currently, there is a statute in Florida which prohibits insurance premium finance companies from rebating a portion of the interest or origination fees to insurance brokers in an effort to induce the brokers to refer finance business to the Company. This prohibition is set to expire on July 1, 1996. This may result in the Company s costs increasing substantially. See Regulation Section.


  Insurance Premium Financing Services
  ------------------------------------
Many insurance carriers require full payment of the policy premium upon the issuance of an insurance policy. When a purchaser of an insurance policy (the "insured") is unwilling or unable to pay the entire premium in advance, he may seek financing for at least part of the annual, or semi-annual, premium. The Company offers financing to qualified purchasers of predominantly automobile insurance policies. The Company's down payment requirements vary by state and usually range from 15% to 30% of the entire annual premium, or 30% to 50% of the entire semi-annual premium. Alternatively, the insured may be able to finance such premium with either an affiliated company of the insurance carrier (rather than the insurance carrier which is permitted to collect certain service charges but is usually prohibited by law from imposing interest charges), if available, or with an independent premium finance source such as the Company. The Company's agreements covering annual policies generally provide for monthly payments over a period of eight to ten months; agreements covering semi-annual policies generally provide for monthly payments over a period of three to four months.

If the insured chooses to obtain financing from the Company, the insurance broker will complete and have the insured sign one of the Company's premium finance agreements. The premium finance agreement discloses to the insured, among other things, the price of the total premium; the amount of the cash down payment made; the amount financed; the amount of the finance charges;

the amount of the state required documentary tax stamps, if any; the amount which will be paid after the insured has made all payments as scheduled; the cost of the credit in terms of an annual percentage rate; late and cancellation charges; the insured's entitlement to a refund of part of the finance charge in the event of prepayment; the giving of a security interest to the Company in any and all unearned return premiums which may become payable under the policy; and the insured's appointment of the Company as his attorney-in-fact with authority to cancel the policy and to receive all unearned premiums due under the policy.

The insurance broker will submit completed finance contracts to the Company, which are input into the Company's computer system. The computer system tracks all contracts and automatically generates late notices and cancellation notices as well as correspondence with insureds, brokers and insurance companies.

Although the insured is primarily liable on his finance contract, the Company does not look to his creditworthiness for payment and no investigations are performed on his credit history. Rather, the insured assigns to the Company any unearned premium he may attain in the financed insurance policy as collateral for his loan and grants to the Company the authority to cancel the insurance policy and collect the unearned premium if there is a default in payment on the finance contract. Thus, the insurance company, and not the insured, is the source of payment on a delinquent finance contract. Additionally, the Company usually will collect the unearned commission from the broker who acted as agent for the insured on policies that are cancelled, in the event that the insurance carrier returns the unearned premium to the Company net of commission.

In most cases, the amount of unearned premiums returned by insurance companies and the amount of unearned commissions returned from insurance brokers will cover the majority of the amount loaned by the Company, exclusive of finance charges and loan origination fees. Any remaining balance will still be due from the insured. It is the Company's policy to actively pursue all such balances although in most instances these balances must be written off as uncollectible bad debts.

From the inception of operations of the Company in September 1990 through February 29, 1996, the Company has financed the premiums of approximately 150,000 insurance contracts and expects cancellations on approximately
30% -35% of the policies it finances. The allowance for doubtful accounts reflected in the Company's financial statements takes into account this anticipated rate of cancellations and the resulting historical rate of defaults on loans. The Company currently deals with more than 100 insurance brokers and more than 100 insurance companies. The average amount financed per contract varies by state but in most cases is less than $1,000. There are several insurance contracts for commercial insurance that exceed $10,000. No individual insured accounts for a significant portion of the Company's receivables. The largest contract outstanding is less than $15,000. Approximately 38% of the Company's contracts receivable are generated by referrals from five insurance brokers and approximately 48% of receivables are written through five insurance companies. No insurance company accounts for more than 22% of business financed.

There is one broker, however, that accounted for more than 80% of the Company's finance contracts in South Carolina. As a result of high bad debt losses and low gross margins associated with the Company's South Carolina business, the Company is increasing its down payment levels there which may result in a significant reduction in the finance business generated there. This change is expected to have a positive impact on overall profitability for the Company. As of February 29, 1996, approximately 23% of the Company's total finance receivables were generated in South Carolina. Additionally, for the three months ended April 30, 1996, 12% of the Company's total number of contracts financed and 21% of the dollar volume of financing, respectively, originated in South Carolina.

All of the insurance brokers are referral sources from which the Company obtains customers. These entities are not themselves customers of the Company. The Company has no single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on its business; however, the loss of any one or more of the referral sources from which the Company obtains customers could potentially have a material adverse effect. Additionally, the loss of one of the Company's independent marketing representatives may have a material adverse effect.

The Company generally has the authority to cancel an insurance policy if payments due to it from the insured are more than fifteen to twenty days late. After a payment exceeds the state mandated grace period (usually five to ten days late), the Company mails out a Notice of Intent to Cancel to the insured and charges the insured the applicable late fee. If payment is not received within ten days thereafter, the Company mails out a notice of cancellation of the policy to the insurance company with a copy to both the insured and the insurance broker. Under certain circumstances, the Company may grant the insured additional time to make a delinquent payment, and thus temporarily delay cancellation. Under certain state laws, the Company must wait 60 to 90 days from the inception date of many types of policies in order to cancel those policies. Any monies paid for insurance coverage for time extending after the cancellation date constitute "unearned premiums" and must be refunded by the insurance company to the Company, which then applies it to the balance on the insured s contract. Based upon management's experience, the time period between the cancellation date and receipt of the refund of unearned premiums averages between 30 and 90 days.

Most insurance carriers doing business in the states where Finco and Federal do business must participate in a state insurance guarantee association which, in the event of the bankruptcy of any such participant, will refund unearned premiums less a deductible. This deductible may become significant due to the relatively low average amount financed per contract. To minimize its risks, the Company does substantially all of its financing with insurance companies covered by these guarantee associations. The Company is also subject to risks associated with administrative errors and fraudulent acts committed by agents and policy holders in which event the Company may find it difficult to collect from the insurer.

Subsequent to February 29, 1996, it is the Company's intention to conduct all of its premium finance activities, except for Florida business, through its wholly-owned subsidiary, Eagle Premium Finance, Inc.

Sales and Marketing
- -------------------
Currently, the Company generates the majority of its business through the services of independent sales representatives who solicit business from independent insurance brokers. Additionally, the Company generates business through advertising in trade publications and through attending trade shows.

The Company believes that it provides a better quality of service and offers more flexibility with regard to late payments and policy cancellations than affiliated companies of insurance carriers, as well as other independent finance companies. It is the Company's policy to notify the broker immediately when any payment is past due which allows the broker to arrange with the insured for payment and to prevent cancellation of the policy. Under certain circumstances, the grace period can be extended, thereby avoiding cancellation of the policy and the loss of part of the broker's commission which may result from such cancellation. No assurances can be given that the affiliated companies of insurance carriers, as well as companies carrying non-standard insurance, will not add greater flexibility to their insurance financing business practices, and in the event this should occur, there may be a material adverse effect on the Company's business operations. There also can be no assurance that brokers presently directing financing business to the Company will continue to do so, or that the Company will be able to locate and establish relationships with additional brokers.

Regulation
- ----------
The Company's operations subject it to state regulation governing the licensing, administration and supervision of insurance premium finance companies. In a number of states, the Company s officers and 5% stockholders are subject to an extensive background check and a determination of their overall fitness to operate and manage a premium finance company before state regulators allow them to operate the Company. Any future officers or 5% stockholders will also require approval in those states.

State statutes set maximums on all fees and charges which may be imposed by the Company. Changes in the regulation of the Company's activities, such as increased rate regulation, could have an adverse effect on the Company's operations. Currently, there is a statute in Florida which prohibits insurance premium finance companies from rebating a portion of the interest or origination fees to insurance brokers in an effort to induce the brokers to refer finance business to the Company. This prohibition is set to expire on July 1, 1996. This may result in the Company s costs increasing substantially as the Company, in an effort to maintain its market share, may be forced to rebate a portion of its finance charges and origination fees to the insurance brokers. The Company's ability to operate profitably may be adversely affected.

The company was notified in March 1996 by the Florida Department of Insurance that it is not acceptable for Mr. Gardner to have a lien on the Company's accounts receivables, as provided by the Company s $1 million revolving credit facility with Mr. Gardner, the Company s Chairman. See Management's
Discussion and Analysis for additional information.

State statutes also do not currently provide for automatic adjustments in the rates a premium finance company may charge. Consequently, during periods of high prevailing interest rates on institutional indebtedness and fixed statutory ceilings on the rates the Company may charge, the Company's ability to operate profitably may be adversely affected.

Competition
- -----------
The Company encounters intense competition from numerous other firms, including companies affiliated with insurance carriers that carry non-standard insurance and independent insurance brokers who provide premium finance services. Many of the Company's competitors are larger and have greater financial and other resources and are better known to consumers than the Company. Insurance companies may also elect to bill insureds directly and to collect service charges. This practice has become much more predominant during the past several years. The Company believes that it offers more flexibility with regard to late payments and policy cancellations than affiliates of insurance carriers. However, to the extent that affiliates of insurance carriers add greater flexibility to their financing practices in the future, the Company's operations could be adversely affected. Additionally, during the past year, many new competitors have entered into the premium finance industry as a result of low interest rates. Management believes that as a result, the Company's growth may be severely curtailed and profit margins may diminish. Additionally, as a result of the pending expiration of the Florida rebate prohibition (see Regulation section), the Company's costs of acquiring finance business may substantially increase, causing profit margins to diminish. Management is currently exploring the possibility of expanding the premium finance business to other states as well as seeking other business opportunities not in the premium finance industry in an effort to diversify. There can be no assurance that the Company will be able to continue to compete successfully in its markets.


Investment Activities
- ---------------------
In October 1993, the Company s Board of Directors approved the opening of an investment account to be used for the buying and selling of stocks and options in an effort to increase the profitability of the Company and to diversify its business activities. Although the trading of such securities is subject to a high degree of risk, it also offers the opportunity to earn a return that potentially could be in excess of the rate of return generally received by the Company through its insurance premium finance business for a similar amount invested. Further, as the Company has in recent years been engaged solely in the insurance premium finance business ( which is becoming increasingly competitive), this investment strategy provides some degree of financial diversification in the event of a downturn in the Company's primary business activities.

The Board has authorized the utilization of up to $500,000 to be deposited in its investment account. Such amount is to be utilized for investing purposes and to meet margin and capital requirements necessary for the trading of these securities. The Company has no present intentions to expand its current investment activities or to engage in the investment advisory or broker-dealer business in the future.

The Company sells options on equities as part of its investment strategy.
This method of trading involves a high degree of risk as the losses which can be generated from this type of trading can far exceed the value for which the option was sold. The Company places a large emphasis on the selling of put options. If the value of a security on which the Company sold put options were to substantially decrease, the loss to the Company could greatly exceed the proceeds of the sale of the option. This risk of loss includes the possibility that the Company could be contractually obligated to go into the market and purchase securities at losses significantly in excess of the amount initially received for the option.

The Company believes that it has substantial experience in this area of investing and will utilize various strategies to maximize profitability and limit its losses. The Company also intends to purchase securities of listed companies on margin. Management will use its best efforts to limit the aggregate amount of its potential liability from investing activities to an amount that does not exceed the $500,000 that was initially authorized, although no assurance can be given that management will ultimately be successful in such efforts.

At February 29, 1996, the Company had a liability resulting from options sold amounting to $25,469. Additionally, the Company owned trading securities amounting to $129,188 (see Item 7 - Financial Statements).

Employees
- ---------
The Company presently has 14 employees. Robert Gardner is Chairman of the Company and David Raymond is the President, Treasurer and Secretary of the Company. Substantially all of the Company's employees are involved in the administration of the Company s premium finance operations.

                              ITEM 2
                              ------
                     DESCRIPTION OF PROPERTY

  The Company leases 1,923 square feet of space located at 1815 Griffin Road, Dania, Florida 33004 which is utilized as the Company's headquarters. This lease expires on August 31, 1996.


                              ITEM 3
                              ------
                        LEGAL PROCEEDINGS


                               None


                              ITEM 4
                              ------
       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                              None

                             PART II
                             -------

                              ITEM 5
                              ------
     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been quoted in the "pink sheets" since October 13, 1989, and is only traded sporadically. Accordingly, there is no current established public trading market for the Common Stock. Quotations have been estimated, on a calendar basis, by one of the market makers in the Company's Common Stock, through 1994. Subsequently, the quotations have been obtained from the National Quotation Bureau. Quotations represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.


                                                      1994
                                         ---------------------------------
                                              Low Bid        High Bid
  First Quarter....................             .25            .25
  Second Quarter...................             .25            .25
  Third Quarter....................             .25            .25
  Fourth Quarter...................             .25            .25
                                                       1995
                                         ----------------------------------
                                              Low Bid        High Bid
  First Quarter....................            .125            .25
  Second Quarter...................           .1875            .25
  Third Quarter....................           .1875            .25
  Fourth Quarter...................           .1875            .25
                                                        1996
                                        ----------------------------------
                                              Low Bid        High Bid
  First Quarter (through March 29)            .1875            .25


At February 29, 1996, the Company's Common Stock was held by 1,673 stockholders of record.

From time to time, the Company occasionally purchases shares of its common stock. During the past fiscal year the Company expended approximately $23,000 to repurchase an aggregate of approximately 73,000 shares.

Dividend History and Policy
- ---------------------------
The Company has not declared or paid any dividends on its common shares since its inception and does not intend to pay dividends in the near future. All earnings, if any, which the Company may realize in the future will be retained to finance the growth and expansion of the Company.

                              ITEM 6
                              ------
    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------
Years Ended February 29, 1996 and February 28, 1995
- ---------------------------------------------------
The Company's growth in the insurance premium finance business during fiscal 1996 increased substantially as compared to fiscal 1995. The number of contracts financed during 1996 was 43,000 which was a 33% increase from the 32,400 contracts financed during 1995. Premium finance loans increased 58% to $23.1 million in 1996 from $14.6 million during 1995. Finance receivables increased to $8.1 million as of February 29, 1996 as compared to $4.9 million as of February 28, 1995. These increases were primarily attributable to the Company's entrance into the South Carolina market as well as a 23% growth in the number of contracts financed in Florida. The Company is continuing its efforts to increase growth in the premium finance business but it is meeting stiff competition from both new and existing premium finance companies. Additionally, direct bill insurance companies, which generally offer lower down payments than the Company, are increasing their presence in Florida. If this trend continues, this could limit the Company's future growth prospects.

The following table reflects the Company's expenses as a percentage of total revenue during the current and prior fiscal year:

                                                  1996           1995
                                                  ----           ----
General and Administrative                         35%            44%
Sales and Marketing                                16%            15%
Provision for Doubtful Accounts                    26%            12%
Depreciation and Amortization                       1%             1%
Interest                                           12%             8%
Interest to Directors                               5%             6%
                                                   ---            ---
Total Expenses                                     95%            86%

Sales and marketing expenses increased slightly as a percentage of revenue as a result of increased fees paid to independent sales representatives. The provision for doubtful accounts has increased substantially as the Company has been accepting lower down payments on its finance agreements in an effort to compete effectively. Additionally, the Company expanded its finance operations to South Carolina where the average down payment on finance contracts is significantly lower than in Florida. These lower down payments translate into higher bad debt write-offs when an insurance contract is cancelled. As a result of increased competition among finance companies, the Company expects that the down payment levels will continue to decrease which will have a negative impact on the Company's profit margins. In determining the provision for doubtful accounts, management takes into account factors such as its average down payment rate, cancellation rate, unrefunded canceled contracts, specific problems with insurance agents, and financial condition of insurance companies among other factors. Interest expense increased primarily as a result of increased borrowings during the current year.

Currently, there is a statute in Florida which prohibits insurance premium finance companies from rebating a portion of the interest or origination fees to insurance brokers in an effort to induce the brokers to refer finance business to the Company. This prohibition is set to expire on July 1, 1996. This may result in the Company s costs increasing substantially as the Company, in an effort to maintain its market share, may be forced to rebate a portion of its finance charges and origination fees to the insurance brokers. This will have a negative impact on future profitability.


Net interest margin is as follows:

                                                1996           1995
                                                ----           ----
Finance charge income                       $1,603,783      1,056,042
Interest expense                               569,494        334,777
Net interest margin                          1,034,289        721,265
Margin percent                                     65%            68%

The net interest margin percentage decreased because all of the Company's growth is being financed with borrowed funds.

Net income decreased to $136,000 for 1996 as compared to $338,000 for 1995. This resulted primarily from higher bad debts as discussed above.

As a result of increased competition and the pending abolishment of the rebate prohibition statutes in Florida, management believes that the Company's growth may be curtailed and that profit margins may continue to diminish. Management is currently exploring the possibility of expanding the premium finance business to other states as well as seeking other business opportunities in an effort to diversify.

Liquidity and Capital Resources
- -------------------------------
The Company's working capital position as of February 29, 1996 was $6,580,224 as compared to $2,196,502 at February 29, 1995. This increase is principally due to a new long term revolving credit agreement with a bank.

As of April 30, 1996, the Company's revolving credit arrangements and availability are as follows:


Description                                          Unused    Expiration Date
- -----------                                          ------    ---------------
$8 million Revolving Credit Agreement with bank    $3.5 million  March 1, 1999
$1 million Revolving Credit Agreement with Chairman          $0  July 31, 1996
$500,000 Revolving Credit Agreement with Director            $0  July 31, 1996

Additionally, the Company has approximately $300,000 in demand loans with several private investors.

On February 23, 1996, the Company entered into an $8,000,000 revolving credit facility with a new bank. Borrowings under the facility bear interest, at the Company's option, at the Wall Street Journal prime rate plus 1.25% or LIBOR plus 3.25%, with certain conditions. The Company must meet certain covenants as part of the agreement including minimum net worth, debt to equity, current ratio, and fixed charge coverage ratios. The facility is secured by all the assets of the Company. This new agreement will expire on March 1, 1999.

During April 1996, the Company extended the expiration date of its $1 million revolving credit facility with Robert Gardner, the Company's Chairman to July 31, 1996. Borrowings under the facility bear interest at prime plus 4 1/2
% with a minimum of 12% and a cap of 18%. The facility is secured by all the assets of the Company ; however this is subordinated to the bank facility. The Company was notified in March 1996 by the Florida Department of Insurance that it is not acceptable for Mr. Gardner to have a lien on the Company's accounts receivables, as provided in the revolving credit facility, as Mr. Gardner is not a licensed premium finance entity. The Company is presently researching whether the Department s position is in accordance with Florida statutes. The Company may be forced to seek to renegotiate the credit facility with Mr. Gardner and there can be no assurance that it can be successfully renegotiated. Should the Company not be able to successfully renegotiate this facility if necessary, the Company's future growth prospects may be curtailed.

During April 1996, the Company extended the expiration date of its $500,000 revolving credit facility with Marilyn Gardner, a Director of the Company, to July 31, 1996. Borrowings under the facility bear interest at prime plus 4 1/2 % with a minimum of 12%.

It is the opinion of management that the Company will have sufficient funds to satisfy its cash requirements for the next 12 months.

Inflation
- ---------
Inflation has not had a significant adverse effect on the Company's business; however, the Company's finance operations may be adversely affected if interest rates increase. The maximum interest rate that the Company can charge on its finance contracts is fixed by law, while its cost of borrowings may increase during periods of inflation. Accordingly, during periods of high interest rates, the Company's operating margins may be severely impacted.

                              ITEM 7
                              ------
                       FINANCIAL STATEMENTS




              Index                                                Page
              -----                                                ----
Report of Independent Certified Public Accountants                  F-1

Consolidated Balance Sheet as of
 February 29, 1996                                                  F-2
 -----------------
Consolidated Statements of Operations for
 the years ended February 29, 1996 and February 28, 1995            F-4
                 -----------------
Consolidated Statements of Stockholders' Equity
 for the years ended February 29, 1996 and February 28, 1995        F-6
                     -----------------
Consolidated Statements of Cash Flows for the
 years ended February 29, 1996 and February 28, 1995                F-7
             -----------------
Notes to Consolidated Financial Statements                          F-9

Report of Independent Certified Public Accountants



To the Board of Directors
of International Design Group, Inc.

We have audited the accompanying consolidated balance sheet of International Design Group, Inc. as of February 29, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 29, 1996 and February 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Design Group, Inc. at February 29, 1996 and the results of its operations and its cash flows for the years ended February 29, 1996 and February 28, 1995, in conformity with generally accepted accounting principles.





BY(Signature)           /s/ BDO Seidman, LLP
(Date)                  May 10, 1996
                        Miami, Florida

                      INTERNATIONAL DESIGN GROUP, INC.
                        CONSOLIDATED BALANCE SHEET

February 29,                                                           1996
- ------------------------------------------------------------------------------

Assets (Notes 5 and 6)
Current
 Cash and cash equivalents                                     $       130,679
 Trading securities                                                    129,188
 Finance receivables, less allowance for
  doubtful accounts of $591,000 and unearned
  income of $542,000                                                 8,149,416
 Drafts receivable                                                     312,793
 Current maturities of notes receivable (Note 2)                       171,515
 Prepaid expenses and other                                             18,316
- ------------------------------------------------------------------------------


Total current assets                                                 8,911,907



Property and equipment - at cost, less accumulated
 depreciation and amortization of $68,720                               91,628



Notes receivable, less current maturities (Note 2)                     189,579


Other assets, less accumulated amortization
 of $16,000                                                             22,945
- ------------------------------------------------------------------------------


                                                               $     9,216,059
==============================================================================

                    INTERNATIONAL DESIGN GROUP, INC.
                      CONSOLIDATED BALANCE SHEET

February 29,                                                            1996
- ------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable and accrued expenses                         $       230,234
 Drafts payable                                                        308,130
 Notes payable (Note 6)                                                267,850
 Liability under options sold                                           25,469
 Notes payable to directors (Note 5)                                 1,500,000
- ------------------------------------------------------------------------------

Total current liabilities                                            2,331,683

Note payable to bank (Note 6)                                        4,263,610
- ------------------------------------------------------------------------------

Total liabilities                                                    6,595,293
- ------------------------------------------------------------------------------

Commitments (Note 7)
- ------------------------------------------------------------------------------

Stockholders' equity (Note 3)
 Common stock, $.05 par - 10,000,000 shares authorized,
  3,768,401 issued and 3,744,849 outstanding                           188,420
 Additional paid-in capital                                          5,837,706
 Deficit                                                           (3,338,571)
 Treasury stock - 23,552 shares at cost                                (8,289)
 Common stock subscriptions receivable for 450,000 shares
 of common stock                                                      (58,500)
- ------------------------------------------------------------------------------

Total stockholders' equity                                           2,620,766
- ------------------------------------------------------------------------------

                                                               $     9,216,059
==============================================================================

     See accompanying notes to consolidated financial statements.

                    INTERNATIONAL DESIGN GROUP, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                         February 29,            February 28,
Year ended                                  1996                     1995
- ------------------------------------------------------------------------------
Revenues:
 Finance charge income                  $   1,603,783        $     1,056,042
 Origination fees                             780,480                655,721
 Late fees and other charges                  687,649                561,252
 Gain (loss) on securities trading             58,212                   (703)
 Interest income                               43,995                 29,111
 Other income                                  12,050                 49,708
- -----------------------------------------------------------------------------

                                            3,186,169              2,351,131
- -----------------------------------------------------------------------------

Expenses:
 General and administrative                 1,117,288              1,021,556
 Sales and marketing                          497,399                339,333
 Provision for doubtful accounts              829,473                290,757
 Depreciation and amortization                 36,500                 26,500
 Interest                                     396,620                192,321
 Interest to Directors                        172,874                142,456
- -----------------------------------------------------------------------------

                                            3,050,154              2,012,923
- -----------------------------------------------------------------------------

Net Income                              $     136,015        $       338,208
=============================================================================

Net Income Per Common Share:
 Primary                                $         .04        $           .11
 Fully diluted                          $         .04        $           .10
=============================================================================

                    INTERNATIONAL DESIGN GROUP, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS

                                             February 29,         February 28,
Year ended                                       1996                 1995
- ------------------------------------------------------------------------------
Computation Of Fully Diluted Earnings:
 Net income                                $     136,015       $     338,208
 Less preferred dividends                         (9,000)             (9,750)
- ------------------------------------------------------------------------------

 Primary net income                              127,015             328,458
 Assumed conversions:
  Preferred dividends eliminated                   9,000               9,750
- ------------------------------------------------------------------------------

  Fully diluted earnings                   $     136,015       $     338,208
- ------------------------------------------------------------------------------

Average Number of Common Shares
 Primary                                       3,096,107           2,987,025
 Fully Diluted                                 3,593,373           3,487,025
==============================================================================

     See accompanying notes to consolidated financial statements.

                    INTERNATIONAL DESIGN GROUP, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common Stock                 Additional
                                   -----------------               Paid-in
                                  Shares       Amount              Capital
                                 ---------    --------            ---------
Balance, February 28, 1994       2,975,337    $148,767            $5,794,040

Net income for the year                  -           -                     -

Payment of preferred dividend
to Director                              -           -                     -

Retirement of treasury shares      (97,724)     (4,886)              (28,310)

Purchase of treasury shares              -           -                     -
- ------------------------------------------------------------------------------

Balance, February 28, 1995       2,877,613     143,881             5,765,730

Net income for the year                  -           -                     -

Payment of preferred dividend
to Director                              -           -                     -

Conversion of preferred stock      500,000      25,000                50,000

Exercise of stock options          450,000      22,500                36,000

Retirement of treasury shares      (59,212)     (2,961)              (14,024)

Purchase of treasury shares              -           -                     -
- -------------------------------------------------------------------------------

Balance, February 29, 1996       3,768,401    $188,420             $5,837,706
==============================================================================

                 See accompanying notes to consolidated financial statements.
                                F-6A

                    INTERNATIONAL DESIGN GROUP, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Common Stock
                                        Subscriptions   Treasury
                              Deficit     Receivable     Stock       Total
                              -------    -----------    --------    --------
Balance, February 28, 1994   $(3,794,044)  $       -    $ (8,211)  $2,140,552

Net income for the year          338,208           -           -      338,208

Payment of preferred
dividend to Director              (9,750)          -           -       (9,750)

Retirement of treasury shares          -           -      33,196            -

Purchase of treasury shares            -           -     (27,870)     (27,870)
- ------------------------------------------------------------------------------

Balance, February 28, 1995    (3,465,586)          -      (2,885)   2,441,140

Net income for the year          136,015           -           -      136,015

Payment of preferred
dividend to Director              (9,000)          -           -       (9,000)

Conversion of preferred stock          -           -           -       75,000

Exercise of stock options              -     (58,500)          -            -

Retirement of treasury shares          -           -      16,985            -

Purchase of treasury shares            -           -     (22,389)     (22,389)
- ------------------------------------------------------------------------------

Balance, February 29, 1996   $(3,338,571)    $(58,500)  $ (8,289)   $2,620,766
===============================================================================

             See accompanying notes to consolidated financial statements.
                                F-6B

                    INTERNATIONAL DESIGN GROUP, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Note 9)

                                                   February 29,   February 28,
Year ended                                            1996            1995
- ------------------------------------------------------------------------------
Operating Activities:
 Net income                                        $   136,015   $    338,208
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                        36,500         26,500
   Provision for doubtful accounts                     829,473        290,757
   Changes in operating assets and liabilities:
          Increase in unearned income                  217,971             78
          Increase in drafts receivable                (26,393)       (30,175)
          (Increase) decrease in prepaid expenses
                    and other                          (34,194)           729
          Increase in accounts payable
                    and accrued expenses                19,897        109,600
          (Decrease) increase in drafts payable        (66,218)       147,233
- ------------------------------------------------------------------------------

Net cash provided by operating activities            1,113,051        882,930
- -------------------------------------------------------------------------------

Investing Activities:
 Premium finance loans originated                  (23,091,889)   (14,568,623)
 Payments received on premium finance loans         18,808,817     14,221,530
 Capital expenditures                                  (31,993)       (41,141)
 Increase in notes receivable                         (340,257)      (325,763)
 Payments received on notes receivable                 372,748        194,125
 Investment in marketable securities                        88       (129,276)
 (Decrease) increase in liability under
     options sold                                      (18,119)        16,897
- ------------------------------------------------------------------------------

Net cash used in investing activities               (4,300,605)      (632,251)
==============================================================================

                    INTERNATIONAL DESIGN GROUP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Note 9)

                                                 February 29,     February 28,
Year ended                                           1996             1995
- ------------------------------------------------------------------------------

Financing Activities:
 Purchase of treasury shares                        (22,389)         (27,870)
 Increase in notes payable to bank                9,283,112        1,161,000
 Increase in notes payable                           27,000           58,000
 Paydowns in notes payable to bank               (6,406,502)      (1,654,000)
 Paydowns in notes payable                         (210,150)         (43,000)
 Increase in notes payable to directors             350,000                -
 Preferred dividends paid                            (9,000)          (9,750)
- ------------------------------------------------------------------------------

Net cash provided by (used in) financing
   activities                                     3,012,071         (515,620)
- ------------------------------------------------------------------------------

Net decrease in cash                               (175,483)        (264,941)
Cash and cash equivalents, beginning of year        306,162          571,103
- ------------------------------------------------------------------------------

Cash and cash equivalents, end of year           $  130,679       $  306,162
==============================================================================

     See accompanying notes to consolidated financial statements.

                    INTERNATIONAL DESIGN GROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
- -----------------------------------------------
Company and Basis of Presentation:
- ----------------------------------
International Design Group, Inc. ("the Company") is in the insurance premium finance business through its wholly-owned subsidiaries. The Company's main business activity is to grant loans to customers, primarily to finance automobile insurance policies. The majority of the business activity is in Florida and South Carolina. Such loans are substantially collateralized by unearned premiums of the insurance policy.

The consolidated financial statements include the accounts of the Company, and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Preparation of Financial Statements:
- ------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:
- --------------------------
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities:
- ----------------------
In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115), Accounting for Certain Investments in Debt and Equity Securities. FAS 115 requires the Company's investments in securities to be classified into three categories and accounted for as follows:

     Trading Securities - Investment securities that are bought and held for the purpose of selling them in the near term are carried at estimated market

                     INTERNATIONAL DESIGN GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value. Unrealized holding gains and losses are reported as a component of earnings.


     Securities Held to Maturity - Investment securities for which the Company has the positive intention and ability to hold to maturity are reported at cost.

     Securities Available for Sale - Investment securities not classified as trading or held to maturity securities are carried at estimated market value. Unrealized holding gains and losses, net of income taxes, are reported as a component of stockholders' equity.

Gains and losses realized from the sale of securities are determined on the first-in first-out method. Investments are stated at market. Net unrealized losses amounting to $13,819 and $18,517 have been included in the determination of net income for the years ended February 29, 1996 and February 28, 1995, respectively. The adoption of FAS 115 did not have a material effect on the consolidated financial statements.

Additionally, the Company sells put and call options which may obligate the Company to either purchase or sell a particular security at a stated price through certain dates in the future. At February 29, 1996, the Company had a liability resulting from options sold amounting to approximately $25,000.

Property and Equipment:
- -----------------------
Depreciation is computed on either a straight-line or an accelerated basis over the estimated useful lives of the various assets, principally five years.

Earnings Per Share:
- -------------------
Primary and fully diluted earnings per common share and common share equivalents are computed based on the weighted average number of common shares and common share equivalents outstanding. Accordingly, earnings per share has been adjusted for the effects of the Company's dividend on the

                    INTERNATIONAL DESIGN GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

convertible redeemable preferred stock and for conversion of the convertible redeemable preferred stock for fully diluted purposes.

Revenue Recognition:
- --------------------
Finance charges and loan origination fees are amortized to income over the life of the finance contracts using the interest method.

Bank Drafts:
- ------------
Drafts which have been paid by the Company where the finance contracts have not yet been received are classified as Drafts Receivable. Drafts which have not yet been presented for payment but where the finance contracts have been received are classified as Drafts Payable.

Taxes on Income
- ---------------
The Company has adopted Statement No. 109, "Accounting for Income Taxes"
(FAS 109) which utilizes an asset and liability approach. Under FAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Comparability
- -------------
Certain 1995 accounts have been reclassified to conform with 1996 presentation.


2.   Notes Receivable
- ---------------------
Notes receivable consist of the following:

Various 8%-19% notes receivable, interest and principal
     due monthly, maturing through 1999                     $      361,094

Less current maturities                                            171,515
- ---------------------------------------------------------------------------

                                                            $      189,579
============================================================================

                    INTERNATIONAL DESIGN GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Stockholders' Equity
- -------------------------
In December 1992, the Company's shareholders authorized the creation of 1,000,000 Preferred Shares with a par value of $.01. These shares may be issued in one or more series at the discretion of the Board of Directors. On February 27, 1996, Marilyn Gardner, a director of the Company, sold Robert Gardner her 500 shares of Class "A" 12% Convertible Preferred Stock. Mr. Gardner then, pursuant to the terms of original issuance, converted the 500 shares of preferred stock into 500,000 shares of the Company's common stock. As of February 29, 1996, there were no shares of Class "A" 12% Convertible, Redeemable Preferred Stock outstanding. (See Note 5).

The Company's 1992 and 1987 Stock Option Plans covering 400,000 shares and 180,000 shares of common stock, respectively (subject to adjustment to cover stock splits, stock dividends, recapitalization, and other capital adjustments) for employees, including officers and directors, of the Company provide that options to be granted under the plans will be designated as incentive stock options or non-incentive stock options by the Board of Directors or a committee thereof. All options granted under the plans shall be exercisable during a period of no more than ten years from the date of grant (five years for options granted to holders of 10% or more of the outstanding shares of common stock). The option exercise price shall be at least equal to 100% of the fair market value of the common stock as of the date of grant (110% for options granted to holders of 10% or more of the Company's outstanding common stock).

On December 7, 1992, stock options to purchase 150,000 shares of the Company's common stock at a price of $.19, were granted to each of Robert Gardner, Chairman, and David Raymond, President, respectively, pursuant to the provisions of the 1992 Plan. Additionally, stock options to purchase a total of 12,500 shares at a price of $.19 per share were granted to certain employees of the Company. On February 27, 1996, Robert Gardner exercised his option to purchase 150,000 shares of the Company's common stock at a price of
$.19.   The total purchase price of $28,500 has not yet been remitted to the
Company and is recorded as a Common Stock Subscription Receivable. No other ptions have been exercised as of February 29, 1996. Upon the resignation of

                    INTERNATIONAL DESIGN GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

one of the Company's employees, options to purchase 7,500 shares expired. No other stock options have been granted under the 1992 Plan.

On August 31, 1990, stock options to purchase 80,000 and 60,000 of the Company's common shares at a price of $.375, were granted to Robert Gardner, Chairman, and David Raymond, President, respectively, pursuant to the provisions of the 1987 Plan. Mr. Gardner's options expired on August 31, 1995. No options have been exercised as of February 29, 1996. No other stock options have been granted under the 1987 Plan.

The Company purchased 72,764 treasury shares at various times during fiscal 1996 in the open market at a total price of $22,389. During fiscal 1996, the Company retired 59,212 shares of treasury stock that it previously purchased.

In March 1993, the Company issued 100,000 shares to the Company's President, Mr. David Raymond. These shares revert to the Company if Mr. Raymond leaves the Company's employment for a period of ten years from the date of grant, for any reason other than death, disability or retirement. Additionally, the shares cannot be sold or transferred during the ten year period.

At February 29, 1996, 350,000 shares of the Company's authorized and unissued common stock were reserved for issuance upon exercise of options.

4.   Retirement and Benefit Plans
- ---------------------------------
The Company maintains a Simplified Employee Pension Plan (SEP). Employees who are at least 21 years old and have been employed by the Company for at least three of the past five years, are eligible to participate in the SEP. As of February 29, 1996, the Company's President, Chairman and two other employees, were eligible to participate in the SEP. Under the terms of the SEP, the Board of Directors decide if and how much to contribute to the plan on an annual basis. The allocation to each employee's account is based upon salary. For the years ended February 29, 1996 and February 28, 1995, the Company contributed and expensed $18,000 each year to the SEP.

                    INTERNATIONAL DESIGN GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1993, the Board of Directors approved payments for the cost of the Florida Prepaid College Program for three children of certain Company employees, including the Company's President. It is estimated that the cost to the company for one child would be approximately $7,000 payable over 55 months. The Company is not required to make any further payments if the employee is terminated from the Company.

5.   Notes Payable to Directors
- -------------------------------
On April 13, 1992, the Company entered into a $1 million revolving credit agreement with Mr. Robert Gardner. All loans made prior to this date to the Company by Mr. Gardner were made part of this agreement. Loans under this agreement bear interest at Citibank prime plus 4.50% with a minimum of 12% and a cap of 18% and are collateralized by all of the Company's accounts receivable and all of the common stock, assets and business of a subsidiary. The interest rate on this debt was 13.00% at February 29, 1996. Borrowings under this line of credit are payable on demand and are subordinated to a line of credit from a bank as described in Note 6. The Company was notified in March 1996 by the Florida Department of Insurance that it is not acceptable for Mr. Gardner to have a lien on the Company's accounts receivable, as Mr. Gardner is not a licensed premium finance entity. The Company is presently researching whether the Department's position is in accordance with Florida statutes. The Company may be forced to seek to renegotiate the credit facility with Mr. Gardner and there can be no assurance that it can be successfully renegotiated. The line of credit expires July
31, 1996. In conjunction with a prior amendment, the Company gave to Mr. Gardner an option to purchase 300,000 shares of the Company's Common Stock at a price of $.10 per share. On February 27, 1996, Mr. Gardner exercised his option to purchase the 300,000 shares of the Company's common stock for $.10 per share. The purchase price has not yet been remitted to the Company and is recorded as a Common Stock subscription receivable. As of February 29, 1996, there was $1,000,000 outstanding under the revolving credit agreement; $133,245 and $123,825 of interest was incurred during the years ended
February 29, 1996 and February 28, 1995, respectively.

On April 21, 1993, the Company entered into a $500,000 revolving credit agreement with Marilyn Gardner, a Director of the Company. Loans under this agreement bear interest at prime plus 4.50% with a minimum of 12%. The

                    INTERNATIONAL DESIGN GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate on this debt was 13.00% at February 29, 1996. In conjunction with the agreement, the Company sold to Mrs. Gardner 500 shares of its Class
A 12% Convertible Redeemable Preferred Stock at a price of $150 per share.
As of February 29, 1996, there was $500,000 outstanding under this agreement and $39,629 and $18,581 of interest was incurred during the years ended February 29, 1996 and February 28, 1995, respectively. Borrowings are payable on demand and the agreement expires July 31, 1996. Mrs. Gardner is the wife of Robert Gardner, Chairman of the Company.

6.   Notes Payable
- ------------------
On February 23, 1996, the Company and its subsidiaries entered into a $8,000,000 revolving credit agreement with a bank. Borrowings under the line are based on eligible finance receivables, interest payable monthly at the Company's choice of LIBOR plus 3.25% or the bank's prime rate plus 1.25% (9.75% at February 29, 1996). The note is collateralized by all of the assets of the Company, matures in 1999 and requires the Company to maintain certain financial ratios. At February 29, 1996 $4,263,610 was outstanding.

The Company and its subsidiaries have demand notes payable to unrelated parties with interest at 12% per annum ($67,850) and prime plus 2.25% (10.75% at February 29, 1996) per annum ($200,000).

7.   Commitments
- ----------------
The Company leases office space for its administrative facilities and two automobiles. These leases expire through August 1996 and are accounted for as operating leases. Rent expense for the years ended February 29, 1996 and February 28, 1995 was $53,000 and $46,000, respectively.

In addition to their base cash compensation per annum, Mr. Gardner and Mr. Raymond, are each entitled to receive, during their employment by the Company
(i) incentive bonuses equal to 7.50% of the Company's annual consolidated pre-tax profits and (ii) further incentive bonuses equal to 2.50% of annual pre-tax profits of the Company's wholly-owned subsidiaries. The President and Chairman each earned bonuses for fiscal 1996 and 1995 of $17,289 and $41,908, respectively.

In the event of a change in control of the Company forcing termination of either Mr. Gardner or Mr. Raymond, he would be entitled to severance pay of

                    INTERNATIONAL DESIGN GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

two times the then current annual salary.

Mrs. Gardner also receives $500 per month for her services as an outside director for the Company.

8.   Income Taxes
- -----------------
At February 29, 1996, the Company has net operating loss carryforwards available to offset future taxable income of approximately $2,470,000, which expire in the year 2005.

Deferred tax (liabilities) assets are comprised of the following at February 29, 1996:

Depreciation                                                   $    (9,481)
- -----------------------------------------------------------------------------

Gross deferred tax liability                                        (9,481)
- -----------------------------------------------------------------------------

Loss carryforwards                                                 929,651
Accounts receivable reserve                                        221,842
Other                                                               12,904
- -----------------------------------------------------------------------------

Gross deferred tax asset                                         1,164,397

Deferred tax asset valuation allowance                          (1,154,916)
- -----------------------------------------------------------------------------

Net deferred tax asset                                         $     9,481
- -----------------------------------------------------------------------------

Net                                                            $         0
=============================================================================

A reconciliation of the expected income taxes based on statutory rates applied to income before taxes from continuing operations to the actual tax is as follows:

                                      February 29,            February 28,
Year ended                                1996                   1995
- -----------------------------------------------------------------------------
Expected federal tax                   $   46,245               $    114,982

State income taxes, net of
 federal effect                             4,937                     18,600

Tax effect of net operating
 losses utilized                          (51,182)                  (133,582)
- ------------------------------------------------------------------------------

                                        $       0                $         0
==============================================================================

9.   Supplemental Cash flow Information
- ----------------------------------------

                                      February 29,            February 28,
Year ended                                1996                   1995
- ----------------------------------------------------------------------------
Cash paid during the year
 for:
       Interest                      $   560,162              $    334,778

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
- -----------------------------------------------------------------------
During fiscal 1996 and 1995, the Company retired 59,212 and 97,724 treasury shares, respectively.

On February 27, 1996, 500 shares of Class A 12% Convertible Redeemable Preferred Stock were converted into 500,000 shares of the Company's common stock.

On February 27, 1996, Mr. Gardner exercised two of his options to purchase shares of the Company's common stock. Mr. Gardner purchased 150,000 shares at a price of $.19 per share. He also purchased 300,000 at $.10 per share. The total purchase price of $58,500 has not yet been remitted to the Company and is recorded as a Common Stock Subscription Receivable.

10.  Fair Value of Financial Instruments
- ----------------------------------------
The Company's financial instruments consist principally of cash and cash equivalents, trading securities, finance receivables, drafts and notes receivable, accounts and drafts payable, accrued expenses and borrowings.
The carrying amounts of such financial instruments as reflected in the consolidated balance sheet approximate their estimated fair value as of February 29, 1996. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                              ITEM 8
                              ------
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

                              None.

                             PART III
                             --------
                              ITEM 9
                              ------
  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

    Name                 Age        Position
    -----------------    ---        ---------------------
    Robert L. Gardner    63         Chairman of the Board
                                    and Director

    David Raymond        37         President, Treasurer,
                                    Secretary and Director

    Marilyn Gardner      54         Director


Each director is elected at the Company's annual meeting of stockholders, if any, and serves until a successor is duly elected and qualified. Officers are elected by and serve at the will of the Board of Directors. No director receives any compensation for his services as a director except for Marilyn Gardner who receives a fee of $500 per month for her services as an outside director.

Mr. Gardner has served as the Chairman of the Board of the Company since December 1986 and as a director of the Company since September 1986 and as the Treasurer of the Company from September 1986 through July 1988.
From September 1986 to December 1986, Mr. Gardner served as the President of the Company. Prior to purchasing a substantial number of shares of the Company, Mr. Gardner was a private investor. Mr. Gardner was the Chairman of Griggs International, Inc., a publicly-held manufacturer of office, school and theater seating from 1978 to 1983. In 1983, the business was sold and the company liquidated.

Mr. Raymond has served as Treasurer of the Company since July, 1988 and was appointed President, Secretary and a Director on July 10, 1990. From 1981 until 1987, Mr. Raymond was employed by the accounting firm of Touche Ross and Co. (currently Deloitte & Touche). Mr. Raymond is a Certified Public Accountant licensed in Florida and is a member of the American Institute of Certified Public Accountants.

Marilyn Gardner was appointed as a Director of the Company on February 22, 1993. Mrs. Gardner is a private investor who has made investments in a wide variety of business ventures.

Marilyn Gardner is the wife of the Company's Chairman, Mr. Robert Gardner.
No other family relationship exists between any director or executive officer and any other director or executive officer.

Compliance with Section 16(a) of the Exchange Act
- -------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended February 29, 1996, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that one filing of a Form 4 for Robert Gardner and one filing of a Form 4 for Marilyn Gardner were both filed 12 days late.

                             ITEM 10
                             -------
                     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the executive officers of the Company which individually earned more than $60,000 for the year ended February 29, 1996:


                        SUMMARY COMPENSATION TABLE

                                          Long-Term Compensation
                                        --------------------------
               Annual Compensation       Awards          Payouts
           ------------------------  ---------------     --------
(a)          (b)     (c)     (d)     (e)        (f)         (g)   (h)      (i)

                                 Other
                                 Annual  Restricted Securities       All Other
Name and                         Compen-   Stock    Underlying  LTIP   Compen-
Principal       Salary   Bonus   sation   Award(s)   Options/  Payouts  sation
Position  Year   ($)     ($)(2)    ($)     ($) (3)   SARs(#)   ($)(3)  ($) (4)
- --------  ----  ------   ------  ------    -------   -------   ------- -------
Robert
Gardner1  1996  $135,000 $17,289  $8,115     0          0          0     7,607
Chairman
of the    1995  $125,000 $41,908  $8,316     0          0          0     7,607
Board     1994  $115,000 $41,773  $8,393     0          0          0     6,555


David
Raymond
1,3       1996  $110,000 $17,289  $7,099     0          0           0    8,456
President,
Secre-    1995  $100,000 $41,908  $7,078     0          0           0    7,303
tary and
Treasurer 1994  $ 90,000 $41,773  $6,607     0          0           0    4,683


_______________________

1 On August 31, 1990, the Board of Directors approved a resolution providing that in the event that there is a change in control of the Company forcing the termination of any of the Company's officers, those officers shall be entitled to severance pay of two times their then current annual salary.

2 The Company has no written employment agreements with either Mr. Gardner or Mr. Raymond. In addition to their base cash compensation per annum, each of Mr. Gardner and Mr. Raymond is entitled to receive, during his employment by the Company (i) an incentive bonus equal to 7-1/2% of the Company's annual consolidated pre-tax profits, and (ii) a further incentive bonus equal to 2-1/2% of annual pre-tax profits of the Company's wholly-owned subsidiaries. To the extent that employment terminates prior to the end of any fiscal year, the incentive bonus shall be pro-rated based on the period of time during the fiscal year for which he was employed by the Company. Based on the foregoing, a bonus of $17,289 was earned by each of Mr. Gardner and Mr. Raymond for fiscal 1996. Both Mr. Gardner and Mr. Raymond devoted substantially their full business time to the affairs of the Company.

3 On February 22, 1993, Mr. Raymond was granted 100,000 shares of the Company's Common Stock as a condition of his continued employment. These shares cannot be sold or transferred by Mr. Raymond for a period of 10 years and are forfeited by Mr. Raymond if he ceases to be employed by the Company. The shares were issued to Mr. Raymond in March 1993.

4 Included are automobile lease payments made for Robert Gardner and David Raymond as well as Florida Prepaid College Fund payments made for David Raymond's two children.

Stock Option Plans

In March, 1987, the Company adopted its 1987 Stock Option Plan (the "Plan") covering 180,000 shares of Common Stock (subject to adjustment to cover stock splits, stock dividends, recapitalizations and other capital adjustments) for employees, including officers and directors of the Company. The Plan provides that options to be granted under the Plan will be designated as incentive stock options or non-incentive stock options by the Board of Directors or a committee thereof, which also will have discretion as to the persons to be granted options, the number of shares subject to the options and the terms of the option agreements. The options to be granted under the Plan and designated as incentive stock options are intended to receive incentive stock option tax treatment pursuant to Section 422A of the Internal Revenue Code of 1986 (the "Code"). Options will be granted to key employees or those employees, officers or directors who the Company believes are or will be important to its success.

The Plan provides that all options granted thereunder shall be exercisable during a period of no more than ten years from the date of grant (five years for options granted to holders of 10% or more of the outstanding shares of Common Stock), depending upon the specific stock option agreement, and that the option exercise price shall be at least equal to 100% of the fair market value of the Common Stock on the date of grant (110% for options granted to holders of 10% or more of the outstanding shares of Common Stock). Pursuant to the provisions of the Plan, the aggregate fair market value (determined on the date of the grant) of the shares of Common Stock for which incentive stock options are first exercisable under the terms of the Plan by an option holder during any one calendar year, cannot exceed $100,000.

If the employment of an optionee is terminated other than by reason of death, disability or retirement at age 65, any options granted to the optionee will immediately terminate. If employment is terminated by reason of disability or retirement at age 65, the optionee may, within one year from the date of termination, in the event of termination by reason of disability, or three months from the date of termination, in the event of termination by reason of retirement at age 65 (but not after ten years from the date of grant), exercise the option. If employment is terminated by death, the person or persons to whom the optionee's rights under the option are transferred by will or the laws of descent and distribution shall have similar rights of exercise within three months after such death (but not after ten years from the date of grant). Options are not transferable otherwise than by will or the laws of descent and distribution, and during the optionee's lifetime are exercisable only by the optionee. Shares subject to options which expire or terminate may be the subject of future options. The Plan terminates on March 25, 1997.

During the fiscal year ended February 28, 1991, stock options to purchase 80,000 and 60,000 of the Company's common shares at a purchase price of $.375 were granted to Robert Gardner and David Raymond, respectively, pursuant to the provisions of the Plan. None of these options had been exercised as of February 29, 1996. No other stock options have been granted under the 1987 Plan. Robert Gardner s options expired during the fiscal year ended February 29, 1996.

In December 1992, the Company adopted its 1992 Stock Option Plan (the "1992 Plan") covering 400,000 shares of Common Stock (subject to adjustment to cover stock splits, stock dividends, recapitalizations and other capital adjustments) for employees, including officers and directors of the Company. The 1992 Plan provides that options to be granted under the 1992 Plan will be designated as incentive stock options or non-incentive stock options by the Board of Directors or a committee thereof, which also will have discretion as to the persons to be granted options, the number of shares subject to the options and the terms of the option agreements. The options to be granted under the 1992 Plan and designated as incentive stock options are intended to receive incentive stock option tax treatment pursuant to
Section 422A of the Code. Options will be granted to key employees or those employees, officers or directors who the Company believes are or will be important to its success.

The 1992 Plan provides that all options granted thereunder shall be exercisable during a period of no more than ten years from the date of grant (five years for options granted to holders of 10% or more of the outstanding shares of Common Stock), depending upon the specific stock option agreement, and that the option exercise price shall be at least equal to 100% of the fair market value of the Common Stock on the date of grant (110% for options granted to holders of 10% or more of the outstanding shares of Common Stock). Pursuant to the provisions of the 1992 Plan, the aggregate fair market value (determined on the date of the grant) of the shares of Common Stock for which incentive stock options are first exercisable under the terms of the 1992 Plan by an option holder during any one calendar year, cannot exceed $100,000.

If the employment of an optionee is terminated other than by reason of death, disability or retirement at age 65, any options granted to the optionee will immediately terminate. If employment is terminated by reason of disability or retirement at age 65, the optionee may, within one year from the date of termination, in the event of termination by reason of disability, or three months from the date of termination, in the event of termination by reason of retirement at age 65 (but not after ten years from the date of grant), exercise the option. If employment is terminated by death, the person or persons to whom the optionee's rights under the option are transferred by will or the laws of descent and distribution shall have similar rights of exercise within three months after such death (but not after ten years from the date of grant). Options are not transferable otherwise than by will or the laws of descent and distribution, and during the optionee's lifetime are exercisable only by the optionee. Shares subject to options which expire or terminate may be the subject of future options. The 1992 Plan terminates on July 31, 2002.

During the fiscal year ended February 28, 1993, stock options to purchase 150,000 shares of the Company's common stock at a price of $.19, were granted to Robert Gardner, Chairman, and David Raymond, President, respectively, pursuant to the provisions of the 1992 Plan. Additionally, stock options to purchase a total of 12,500 shares at a price of $.19 per share were granted to certain employees of the Company, of which 7,500 have expired. During February 1996, Robert Gardner exercised options to purchase 150,000 shares of the Company's Common Stock. No other options have been exercised as of February 29, 1996 No other stock options have been granted under the 1992 Plan.

The following table shows certain information with respect to stock options granted to the Company's executive officers during the fiscal year ended 1996:

              Option/SAR Grants in Last Fiscal Year

                                Individual Grants
         ------------------------------------------------------------------
               Number of     % of Total
               Securities    Options/SARs
               Underlying    Granted to
               Options/SARs  Employees in    Exercise or Base     Expiration
  Name         Granted (#)   Fiscal Year       Price ($/Sh)          Date
- -------------- -----------   ------------    -----------------     ---------
Robert Gardner   300,000          N/A             $.10                 *

David Raymond    -0-              N/A              N/A                 N/A

* Option was exercised on February 26, 1996.

The following table sets forth certain information with respect to option exercises during the fiscal year ended February 29, 1996 by the executive officers of the Company and the value of each such officer's unexercised options at February 29, 1996.

                  Aggregated Option/SAR Exercises in
         Last Fiscal Year and Fiscal Year - End Option/SAR Values
         ------------------------------------------------------------------

                                                                   Value of
                                                                  Unexercised
         Shares              Number of Securities Underlying     in-the-Money
        Acquired             Unexercised Options/SARs            Options/SARs
           on     Value      at Fiscal  Year-End(#)        Fiscal Year-End($)*
        Exercise  Realized ---------------------------------------------------
Name      (#)       ($)    Exercisable Unexercisable Exercisable Unexercisable
- ------- --------  -------- ----------- ------------- ----------- -------------
Robert
Gardner 450,000   $25,875*      0            0           $  0          0

David
Raymond    None      None    210,000         0           $  0          0

_______________

* Based on the closing bid price of the Company's common stock at February 29, 1996 at $ .1875 as reported by one of the Company's market makers as the stock is not listed on an exchange.

                                      Estimated Future Payouts under Non-Stock
                                                 Price-Based Plans
                                      ----------------------------------------
                          Performance
             Number of     or Other
          Shares, Units  Period Until
            or Other     Maturation or     Threshold    Target     Maximum
Name         Rights(#)       Payout        ($ or #)    ($ or #)    ($ or #)
- -------    ------------  -------------     ---------   --------    --------
Robert
Gardner         -0-           -0-             N/A         N/A         N/A

David
Raymond         -0-           -0-             N/A         N/A         N/A


Directors' Fees

The Company has not authorized the payment of fees to any Directors for attendance at Directors' meetings, except for payments to Marilyn Gardner, who receives $500 per month for her services as an outside director.

Employee Benefit Plans

On December 27, 1991, the Board of Directors approved a Simplified Employee Pension Plan for all employees who have been employees of the Company for at least 3 of the 5 prior years with the Company. The annual contribution to the plan is at the discretion of the Board and allocated to employees based on their salary. Robert Gardner, David Raymond and two other employees were eligible to participate in the plan during the fiscal year ended February 29, 1996. During the current fiscal year a total of $18,000 was contributed to the SEP, including $8,115 and $7,099 to Mr. Gardner's and Mr. Raymond's accounts, respectively.

The Company has no other bonus, profit sharing, pension, retirement, stock purchase, deferred compensation, or other incentive plans.

        During December 1993, the Board of Directors approved payments for the cost of the Florida Prepaid College Program for three children of Company employees, including David Raymond. It is estimated that the cost to the Company for one eligible child would be approximately $7,000 payable over 55 months. The Company is not required to make any further payments if the employee is terminated from the Company.

                             ITEM 11
                             -------
  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 30, 1996, the shares of Common Stock owned beneficially and of record (unless otherwise indicated) by each person owning more than 5% of the outstanding shares of Common Stock, each director of the Company and all directors and officers of the Company as a group:

Title of          Name and Address      Amount and Nature of      Percentage
Class           of Beneficial Owner     Beneficial Owner(1)       of Class (1)
- --------        --------------------    ---------------------     ------------
Common          Robert L. Gardner(D)          2,326,073              58.5%
                1815 Griffin Rd
                Dania, Florida 33004

Common          Kenneth Gardner(A)              200,000               5.0%
                1815 Griffin Rd
                Dania, Florida 33004

Common          David Raymond(D)                316,000(2)            7.9%
                1815 Griffin Rd
                Dania, Florida 33004

Common          Marilyn Gardner(D)(B)            51,000               1.3%
                1815 Griffin Rd
                Dania, Florida 33004


Common          All Officers and              2,693,073(2)           67.7%
                Directors as a Group
                (3 persons)

______________________________________________________________________________

(1) The calculations set forth above assume that as of April 30, 1996, there were 3,978,401 shares of common stock issued and outstanding (which amount includes 210,000 options to purchase shares).

(2) Includes outstanding stock options to purchase 210,000 shares of common stock.

(D)  Director of Company

(A)  Kenneth Gardner is Robert Gardner's son.

(B)  Marilyn Gardner is Robert Gardner's wife.

Changes in Control
- ------------------

On April 13, 1992, the Company entered into a revolving credit agreement with the Company's Chairman, Mr. Robert Gardner. The line of credit has been amended to change the termination date to July 31, 1996 and is collateralized by all of the Company's accounts receivable and by all of the common stock of the Company. Borrowings under this revolving credit agreement, as disclosed in Note 5 to the consolidated financial statements, are subordinated to the Company's line of credit. In the event of a default by the Company of its obligations under the agreement, Mr. Gardner would, in effect, have the power to exercise complete control over the business and operations of the Company.

                             ITEM 12
                             -------
          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 21, 1993, Finco, a wholly owned subsidiary of the Company, entered into a $500,000 revolving credit facility with Marilyn Gardner, a Director of the Company. The agreement has been amended to terminate on July 31, 1996 and all borrowings under the new agreement are also due on July 31, 1996. Loans under this agreement bear interest at Citibank prime plus 4-1/2 % with a minimum of 12%. In consideration of granting this loan, the Company has sold to Mrs. Gardner 500 shares of Class "A" 12% Convertible Redeemable Preferred Stock for a total price of $75,000. These shares were sold to Robert Gardner. In turn, Mr. Gardner converted the 500 Preferred Shares into 500,000 shares of the Company's Common Stock on February 26, 1996. As of February 29, 1996 there was $500,000 outstanding under this agreement and $39,629 of interest was paid during the year ended February 29, 1996. In addition, during fiscal year 1996, the Company paid $9,000 as dividends on the Preferred Stock held by Mrs. Gardner. Mrs. Gardner is the wife of Robert Gardner.

On April 13, 1992, the Company entered into a $1 million revolving credit facility with the Company's Chairman, Robert Gardner. The revolving credit facility has been amended to change the termination date to July 31, 1996. Loans under this agreement bear interest at Citibank prime plus 4 1/2% with a minimum of 12% and a maximum of 18% and are collateralized by all of the Company's accounts receivable and all of the common stock, assets and business of the Company. Borrowing under this line of credit as disclosed in Note 5 to the consolidated financial statements are payable on demand and are subordinated to a line of credit from a bank. As part of the agreement, the Company gave an option to purchase 300,000 shares of the Company's Common Stock to Mr. Gardner at a price of $.10 per share. This option was exercised on February 26, 1996. As of February 29, 1996, there was $1,000,000 outstanding under this agreement; $133,245 of interest was paid by the Company to Mr. Gardner during the year ended February 29, 1996.

In connection with the maintenance of the Company's SEP Plan and securities trading through Prudential Securities, the Company uses Kenneth Gardner as an account manager. Kenneth Gardner owns approximately 5% of the Company's issued and outstanding shares, and is the son of Robert Gardner, an officer, director and controlling stockholder of the Company. Commissions paid to Prudential in connection with these activities for the years ended February 29, 1996 and 1995 were not significant.

The basic principle followed in determining rates and amounts for each of the above transactions was whether or not the transaction then under consideration by the Board of Directors was on terms more favorable to the

Company than it could reasonably have expected to obtain from third parties. If the Company could have received better terms from independent parties with respect to the disclosed transactions, it would not have entered into the subject transactions with related parties.

                             ITEM 13
                             -------
                 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
- -------------
  3(i)     Certificate of Incorporation, as amended(1)

  (ii)     By-Laws, as amended(1)

  4(i)     Specimen of Common Stock Certificate(1)

 4(ii) Form of Warrant Agreement between the Company and American Securities Transfer, Inc. and Specimen Warrant Certificate(1)

4(iii) Form of Stock Purchase Warrant between the Company and The Stuart-James Company Incorporated(1)

 10(i)     Copy of 1987 Stock Option Plan(1)

  (ii) Copy of Revolving Credit Facility between the Company Financial Corp. and Robert Gardner dated April 13, 1992, as amended March 28, 1995 and April 12, 1995 and as amended on April 15, 1996.
           (2)(5)(6)

 (iii)     Copy of 1992 Stock Option Plan

  (iv) Copy of Revolving Credit Facility between the Company Financial Corp. and Marilyn Gardner dated April 21, 1993, as amended on May 11, 1993 and as amended on March 28, 1995 and as amended on April 15, 1996.(3)(5)(6)

   (v) Copies of Revolving Credit Agreements between International Design Group, Inc., Finco Financial Corporation and Capital Bank, as amended on September 30, 1994 and May 15, 1995.(4)(5)

  (vi) Copies of Revolving Credit Agreements between International Design Group, Inc., Finco Financial Corporation, Eagle Premium Finance, Inc. and Nations Bank, as of February 26, 1996(6)

 EX-27    Financial Data Schedule

21. Subsidiaries of the Registrant

(b) Reports on Form 8-K:
- ------------------------
     No Reports on Form 8-K were filed by the Registrant during the fiscal year ended February 29, 1996.

(1) Incorporated by reference to the Company's Registration Statement on Form S-l (No. 14236) filed with the Securities and Exchange Commission which became effective on June 29,1987.

(2)  Incorporated by reference to the Company's Form 8-K, dated April 13,
     1992.

(3) Incorporated by reference to the Company's Forms 8-K, dated April 21, 1993 and May 11, 1993.

(4)  Incorporated by reference to Company's Form 10-K dated February 28, 1993.

(5)  Incorporated by reference to Company's Form 10-K dated February 28, 1995.

(6)  Amendment included herewith.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant)          INTERNATIONAL DESIGN GROUP, INC.
BY (Signature)        /s/ Robert L. Gardner
(Date)                May 29, 1996
(Name and Title)      Robert L. Gardner, Chairman of the Board
                                         (Principal Executive Officer)


BY (Signature)         /s/ David Raymond
(Date)                 May 29, 1996
(Name and Title)       David Raymond, President and Treasurer
                                      (Principal Financial and Accounting
                                       Officer)


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY (Signature)         /s/ Robert L. Gardner
(Date)                 May 29, 1996
(Name and Title)       Robert L. Gardner, Director

BY (Signature)         /s/ David Raymond
(Date)                 May 29, 1996
(Name and Title)       David Raymond, Director

EXHIBIT INDEX

10(ii) Copy of Revolving Credit Facility between the Company Financial Corp. and Robert Gardner dated April 13, 1992, as amended March 28, 1995 and April 12, 1995 and as amended on April 15, 1996.

  (iv) Copy of Revolving Credit Facility between the Company Financial Corp. and Marilyn Gardner dated April 21, 1993, as amended on May 11, 1993 and as amended on March 28, 1995 and as amended on April 15, 1996.

  (vi) Copies of Revolving Credit Agreements between International Design Group, Inc., Finco Financial Corporation, Eagle Premium Finance, Inc. and Nations Bank, as of February 26, 1996

21.  Subsidiaries of the Registrant