Form 10-Q
period 1996-05-31
INTERNATIONAL DESIGN GROUP INC /DE/
filed 1996-07-15
CIK 773267

                                  FORM 10-Q

                    	SECURITIES AND EXCHANGE COMMISSION

                        	Washington, D.C.  20549



[X]	       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      	      OF THE SECURITIES EXCHANGE ACT OF 1934
      	       For Quarterly Period Ended May 31, 1996


                                 	OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number 0-13946


                  	INTERNATIONAL DESIGN GROUP, INC.
              ------------------------------------------
          (Exact name of registrant as specified in charter)

                    Delaware     					         59-2521916
                    --------                   ----------
        (State or other jurisdiction			      (I.R.S. Employer
     of incorporation or organization)		     Identification No.)

                1815 Griffin Rd, Dania, Florida  33004
                --------------------------------------
         (Address of principal executive offices)   (Zip Code)

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

As of June 30,1996, there were 3,768,401 shares of the Registrant's $.05 par value common stock issued and 3,744,849 shares were outstanding.

                	INTERNATIONAL DESIGN GROUP, INC.
                            	CONTENTS


PART I - FINANCIAL INFORMATION			                           			Pages


	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets of
	International Design Group, Inc. ("IDG") as of
 May 31, 1996 and February 29,1996             			                3

	Condensed Consolidated Statement of Operations
	of IDG for the three months ended May 31,
	1996 and 1995                                                    4

  Condensed Consolidated Statement of Cash Flows of
  IDG for the three months ended May 31, 1996 and
  1995                                                            5

  Notes to Financial Statements                                   6

 Item 2. Management's Discussion and Analysis of
	          Financial Condition and Results of
	          Operations                                            7-9

PART II. OTHER INFORMATION

	Item 1.Legal Proceedings 							                    			       			10
	Item 2.Changes in Securities										                         		10
	Item 3.Defaults Upon Senior Securities				                      	10
	Item 4.Submission of Matters to a Vote
	            of Security Holders                                 	10
	Item 5.Other Information                                        	10
	Item 6.Exhibits and Reports on Form 8- K.                       	10
	Signatures                                                      	11
 Financial Data Schedule                                          12

                   INTERNATIONAL DESIGN GROUP, INC
                         AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

	                                                  	MAY 31,     	FEBRUARY 29,
ASSETS	                                             	1996		         1996
- ------                                            ---------	     ------------
CURRENT ASSETS:
Cash and Cash Equivalents		                    $    185,534 		  $   130,679
Trading Securities		                                 71,083 	      	129,188
Finance Receivables, less allowance
 for doubtful accounts of $ 644,000
 and $591,000 and unearned income of
 $ 740,298  and $542,000		                        9,839,410 		    8,149,416
Drafts receivable		                                 214,362 	      	312,793
Current maturities of notes receivable		            200,302       		171,515
Prepaid expenses and other		                         33,370 	       	18,316
                                                 ----------       ---------
    TOTAL CURRENT ASSETS		                       10,544,061     		8,911,907
			 	                                            ==========       =========
PROPERTY AND EQUIPMENT- less
 accumulated depreciation of $ 77,998  and
 $68,720		                                          146,129 		       91,628

NOTES  RECEIVABLE -  less current maturities		      215,113 		      189,579

OTHER ASSETS, less accumulated amortization
 of $ 17,000 and $16,000		                           27,156 		       22,945
                                                 ----------       ---------
		                                              $10,932,459 		   $9,216,059
					                                           ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
Accounts payable, accrued expenses and other		  $   301,292 		   $  230,234
Drafts Payable		                                    284,810 		      308,130
Notes payable		                                     249,850       		267,850
Liability under options sold		                            0        		25,469
Notes Payable to Directors		                      1,500,000     		1,500,000
                                                  ---------       ---------
    TOTAL CURRENT LIABILITIES		                   2,335,952 		    2,331,683

Notes payable to bank		                           5,923,538 		    4,263,610

TOTAL LIABILITIES	                               	8,259,490     		6,595,293
					                                             =========       =========

STOCKHOLDERS' EQUITY:

Common stock $.05 par, shares authorized
 10,000,000; 3,768,401 issued and 3,744,849
  outstanding		                                     188,420 		      188,420
ADDITIONAL PAID IN CAPITAL		                      5,837,706     		5,837,706
DEFICIT		                                        (3,286,368)		   (3,338,571)
TREASURY STOCK (23,552 shares at cost) 	            	(8,289)	       	(8,289)
COMMON STOCK SUBSCRIPTIONS RECEIVABLE	             	(58,500)		      (58,500)
                                                  ---------       ---------
    TOTAL STOCKHOLDERS' EQUITY		                  2,672,969     		2,620,766
					                                             ---------       ---------
		                                              $10,932,459 		   $9,216,059
                                                 ==========       =========

                   See Notes to Condensed Financial Statements

                        INTERNATIONAL DESIGN GROUP, INC
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 		THREE MONTHS ENDED MAY 31,
	                                                      	1996		        1995
                                                      ---------      --------
REVENUES:
Finance charge income		                              $  549,019 		 $  353,206
Origination fees		                                      219,680 		    179,595
Late fees and other charges		                           193,626     		152,275
Interest income and Other		                              18,804 		     47,263
                                                       --------      --------
		                                                      981,129     		732,339
					                                                  --------      --------
EXPENSES

General and administrative expenses		                   307,481 		    258,509
Sales and marketing		                                   148,668     		138,560
Provision for doubtful accounts		                       283,262     		148,161
Interest expense		                                      131,424 	     	72,500
Interest expense to Directors		                          47,813 	     	38,812
Depreciation and amortization		                          10,278       		7,200
                                                        -------       -------
		                                                      928,926     		663,742
					                                                   -------       -------
                                                       $ 52,203 		   $ 68,597
					                                                  ========      ========
NET INCOME:
Net Income per Common Share:
Primary:	                                                	$0.02       		$0.02
Fully Diluted:		                                          $0.02 	      	$0.02

Computation Of Fully Diluted Earnings:
Net Income		                                           $ 52,203 		   $ 68,597
Less:Preferred Dividends		                                    0      		(2,250)
                                                       --------      --------
Primary net income		                                     52,203      		66,347
Assumed conversions:
 Preferred dividends eliminated	                             	0       		2,250
					                                                  --------      --------
Fully diluted earnings		                               $ 52,203 		   $ 68,597
					                                                  --------      --------
Average Number of Common Shares
Primary		                                             2,903,882 		  3,048,686
Fully Diluted		                                       2,903,882 		  3,548,686
Earnings per share                                         $.02          $.02

                 See Notes to Condensed Financial Statements

                     INTERNATIONAL DESIGN GROUP, INC
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              		THREE MONTHS ENDED MAY 31,
	                                                   	1996		         1995
					                                            -----------     ----------

OPERATING ACTIVITIES
Net Income		                                       $  52,203 		   $  68,597
 Adjustments to reconcile net income  to
  net cash provided by (used in) operating
  activities:
   Depreciation and amortization    		                10,278 	       	7,200
   Provision for doubtful accounts                 		283,262      		148,161
   Change in operating assets and
    liabilities:
   Increase in unearned income	                      	39,010        117,425
   Increase in prepaid expenses & other            		(20,265)      		(8,855)
   Decrease  in drafts receivable                    	98,431 	      	37,811
    Increase (Decrease) in accounts payable,
      accrued expenses                              		71,058      		(15,955)
   Increase  in drafts payable                     		(23,320)	     	239,253
                                                     -------        -------
    Net cash provided by operating gactivities		     510,657 	     	593,637

INVESTING ACTIVITIES:
Premium finance loans - net of writeoffs        		(7,814,655)  		(5,491,762)
Payments received on premium finance loans   	    	5,802,389    		3,759,915
Increase in notes receivable		                       (98,013)     		(37,008)
Payments received on notes receivable	               	43,692        	58,245
Capital expenditures       	                        	(63,779)      		(8,044)
Investment in Marketable Securities                 		58,105 	     	(18,014)
Increase (Decrease) in liability under options
 sold		                                              (25,469)     		(27,257)
                                                  -----------    -----------
 Net Cash Used In  Investing Activities		         (2,097,730)	  	(1,646,500)
					                                             -----------    -----------
FINANCING ACTIVITIES

Increase in notes payable to bank		                 9,306,000 		   1,268,000
Paydowns in notes payable to bank		                (7,646,072)            	0
Paydowns in notes payable		                           (18,000)           		0
Preferred dividends paid		                                  0 		      (2,250)
Purchase of treasury shares       	                        	0       		(7,665)
                                                    ---------      ---------
 Net Cash (Used In) Provided by Financing
  Activities		                                      1,641,928    		1,258,085
					                                               ---------      ---------

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                             		$  54,855 		   $  87,797

CASH AND CASH EQUIVALENTS,
   beginning of the period                          		130,679      		306,162
					                                                --------       --------
  CASH AND CASH EQUIVALENTS,
   end of period      		                             $185,534     		$393,959
					                                                ========       ========

                   See Notes to Condensed Financial Statements

International Design Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A -- Basis of Presentation
- -------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended February 29, 1996.

The accompanying financial statements include the Company, its wholly owned subsidiaries Finco Financial Corporation, Eagle Premium Finance, Inc., QRS Acquisition, Inc., Reserve Funding Corporation, VoiceSoft Corporation and Federal Funding Corporation. All intercompany transactions and balances have been eliminated in consolidation.

PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations - General
- -------------------------------
Revenues increased to approximately $981,129 during the three months ended
May 31, 1996 as compared to $732,339 during the comparable period in 1995 as a result of the Company's growth in the insurance premium finance business. Insurance premiums financed increased to $7.8 million in 1996 compared to $5.5 million for the same period in 1995. The number of contracts financed increased to 13,365 during 1996 as compared to 11,343 in 1995. This increase resulted primarily from the expansion of the Company's premium finance business to South Carolina. The Company is continuing its efforts to increase growth in the premium finance business but is meeting stiff competition from both new and existing premium finance companies. Additionally, direct bill insurance companies, which generally offer lower down payments than the Company, are increasing their presence in Florida. If this trend continues, this could limit the Company's future growth prospects.

The following table reflects the company's expenses as a percentage of revenues for the three months ended May 31,:

									         																																				1996	        			1995
                                                     ------          ------
General and Administrative Expenses             			    31%             35%
Sales and Marketing			                         						  15%             19%
Depreciation and Amortization			 	             							  1%    		        1%
Provision for Doubtful Accounts			               			   29%       		    20%
Interest Expense						       																							   18% 	           15%
Total Expenses						             																						94%    		       90%

General and administrative expenses, as a percentage of revenue, decreased as a substantial portion of these expenses are fixed and do not directly correlate to revenue. Sales and marketing expenses decreased slightly as a percentage of revenue as a result of lower marketing expenses associated with the Company's out of state premium finance operations. The provision for doubtful accounts has increased substantially as the Company has been accepting lower down payments on its finance agreements in an effort to compete effectively. Additionally, the Company expanded its finance operations to South Carolina where the average down payment on finance contracts is significantly lower than in Florida. These lower down payments translate into higher bad debt write-offs when an insurance contract is canceled. As a result of increased competition among finance companies, the Company expects that the down payment levels may continue to decrease which will have a negative impact on the Company's profit margins. In determining the provision for doubtful accounts, management takes into account factors such as its average down payment rate, cancellation rate, unrefunded canceled contracts, specific problems with insurance agents, and financial condition of insurance companies among other factors. Interest expense increased primarily as a result of increased borrowings during the current year.

Until July 1, 1996, there was a statute in Florida which prohibited insurance premium finance companies from rebating a portion of the interest or origination fees to insurance brokers in an effort to induce the brokers to refer finance business to the Company. This prohibition expired on July 1, 1996. This may result in the Company's costs increasing as the Company, in an effort to maintain its market share, may be forced to rebate a portion of its finance charges and origination fees to the insurance brokers. This may have a negative impact on future profitability.

Interest expense increased primarily as a result of increased borrowings during the current period.

                                     					                1995        1994
                                                        -------     -------
Finance charge income                                  $ 549,019   $ 353,206
Interest expense                                         179,237     111,312
Net interest margin                                      369,782     241,894
Margin Percent                                               67%         68%

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


Overall, net income decreased to approximately $52,000 for the three months ended May 31, 1996 as compared to $69,000 during the same period in 1995. This decrease in net income is primarily attributable to a decrease in income from securities trading.


Liquidity and Capital Resources
- -------------------------------
The Company's working capital position at May 31, 1996 increased to $8,208,109 as compared to $6,580,224 at February 29, 1996. This increase was due primarily to an increased level of premium finance activity during the period which was funded by long term debt.

The Company increased borrowings under its bank revolving line of credit by approximately $1.7 million between February 29, 1996 and May 31, 1996. This increase resulted from an increase in premium finance loans during the period. Finance receivables increased to approximately $9.8 million at May 31, 1996 from approximately $8.1 million at February 29, 1996.

As of May 31, 1996, the Company's revolving credit arrangements are summarized as follows:

$8,000,000 Revolving Credit Agreement   Bank        $ 5,923,538  Feb. 23, 1999
$1,000,000 Revolving Credit Agreement   Chairman    $ 1,000,000  July 31, 1996
$500,000 Revolving Credit Agreement		  	Director				$  500,000	 	July 31, 1996

During June 1996, the Company repaid $500,000 of the $1 million revolving credit agreement with the Company's Chairman as well as the $500,000 million revolving credit agreement with one of the Company's Director's. These repayments were funded with the Company's Revolving Credit Agreement with a Bank.

The Company's $8.0 million line of credit with a bank was entered into on
February 23, 1996.   The new agreement, which matures in 1999, also requires
the Company to maintain certain financial ratios. Borrowings under the line are based on eligible finance receivables, interest is payable monthly at the Company's choice of LIBOR plus 3.25% or the bank's prime rate plus 1.25%.
The Company's $1,000,000 revolving credit facility with the Company's Chairman was extended until July 31, 1996.

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

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Cont'd)





Inflation and Foreign Currency Fluctuations:
- -------------------------------------------
Presently, inflation and foreign currency fluctuations do not have any adverse effect on the Company's business. However, inflation would have an adverse effect on the Company as its cost of money would increase while the maximum interest rates the Company is allowed to charge are set by state law.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings
      							NONE

Item 2.  Changes in Securities
	      						NONE

Item 3.  Defaults Upon Senior Securities
	      						NONE

Item 4.  Submission of Matters To A Vote of Security Holders
      							NONE

Item 5.  Other Information
      							NONE

Item 6.  Exhibits and Reports on Form 8-K
					      		NONE

EX-27    Financial Data Schedule

           											       			SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



(Registrant)															INTERNATIONAL DESIGN GROUP, INC.


BY (Signature)              /s/ David Raymond
(Date)                      July 15, 1996
(Name and Title)         			David Raymond, President and
                           	Chief Financial Officer