Form 10-Q
period 1996-08-31
INTERNATIONAL DESIGN GROUP INC /DE/
filed 1996-10-15
CIK 773267

                              FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
            For Quarterly Period Ended August 31, 1996


                                 OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 0-13946


                  INTERNATIONAL DESIGN GROUP, INC.
             ------------------------------------------
          (Exact name of registrant as specified in charter)

              Delaware                             59-2521916
    ----------------------------               -----------------
    (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)             Identification No.)

                  1815 Griffin Rd, Dania, Florida       33004
             ---------------------------------------------------
            (Address of principal executive offices)   (Zip Code)

                               (954) 927-9119
                           ---------------------
                      (Registrant's telephone number,
                            including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  x    No ___.

As of September 30,1996, there were 3,768,401 shares of the Registrant's $.05 par value common stock issued and 3,744,849 shares were outstanding.

                      INTERNATIONAL DESIGN GROUP, INC.
                                 CONTENTS


PART I - FINANCIAL INFORMATION                                  Pages


     Item 1. Financial Statements

     Condensed Consolidated Balance Sheets of
     International Design Group, Inc. ("IDG") as of
     August 31, 1996 and February 29,1996                         3

     Condensed Consolidated Statement of Operations
     of IDG for the six  months ended August 31,
     1996 and 1995                                                4

     Condensed Consolidated Statement of Operations
     of IDG for the three months ended August 31,
     1996 and 1995                                                5

     Condensed Consolidated Statement of Cash Flows of
     IDG for the six  months ended August 31, 1996 and
     1995                                                         6

     Notes to Financial Satements                                 7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                              8-10

PART II. OTHER INFORMATION

     Item 1.Legal Proceedings                                     11
     Item 2.Changes in Securities                                 11
     Item 3.Defaults Upon Senior Securities                       11
     Item 4.Submission of Matters to a Vote
             of Security Holders                                  11
     Item 5.Other Information                                     11
     Item 6.Exhibits and Reports on Form 8- K.                    11
     Signatures                                                   12

                       INTERNATIONAL DESIGN GROUP, INC
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                AUGUST 31,       FEBRUARY 29,
ASSETS                                             1996             1996
-----------------------------------------------------------------------------
CURRENT ASSETS:
Cash and Cash Equivalents                        $204,704         $130,679
Trading Securities                                 22,812          129,188
Finance Receivables, less allowance
 for doubtful accounts of $ 598,000
 and $591,000 and unearned income of
 $ 786,000  and $542,000                       11,209,123        8,149,416
Drafts receivable                                 409,148          312,793
Current maturities of notes receivable            164,360          171,515
Prepaid expenses and other                         33,325           18,316
                                              -----------      -----------
      TOTAL CURRENT ASSETS
                                               12,043,472        8,911,907
                                              -----------      -----------
PROPERTY AND EQUIPMENT- less
 accumulated depreciation of $ 88,076
 and $68,720                                      153,306           91,628

NOTES  RECEIVABLE -  less current maturities      201,048          189,579

OTHER ASSETS, less accumulated amortization
 of $ 18,000 and $16,000                           29,854           22,945
                                              -----------       ----------
                                              $12,427,680       $9,216,059
                                              ===========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable, accrued expenses and other     $345,722         $230,234
Drafts Payable                                    633,532          308,130
Notes payable                                     276,850          267,850
Liability under options sold                            0           25,469
Notes Payable to Directors                        500,000        1,500,000
                                              -----------       ----------
  TOTAL  CURRENT LIABILITIES                    1,756,104        2,331,683
                                              -----------       ----------
Notes payable to bank                           7,942,933        4,263,610
                                              -----------       ----------

TOTAL LIABILITIES                               9,699,037        6,595,293
                                              -----------       ----------
STOCKHOLDERS' EQUITY:
Common stock $.05 par, shares authorized
 10,000,000; 3,768,401 issued and 3,744,849
 outstanding                                      188,420         188,420
ADDITIONAL PAID IN CAPITAL                      5,837,706       5,837,706
DEFICIT                                        (3,230,694)     (3,338,571)
TREASURY STOCK ( 23,552 shares at cost )           (8,289)         (8,289)
COMMON STOCK SUBSCRIPTIONS RECEIVABLE             (58,500)        (58,500)
                                              -----------      ----------
    TOTAL STOCKHOLDERS' EQUITY                  2,728,643       2,620,766
                                              -----------      ----------
                                               12,427,680       9,216,059
                                               ==========       =========

                See Notes to Condensed Financial statements

                      INTERNATIONAL DESIGN GROUP, INC
                               AND SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS OF OPERATIONS

                                               SIX MONTHS ENDED AUGUST 31,
                                                   1996            1995
                                               ----------------------------

REVENUES:
Finance charge income                           $1,163,734        $748,540
Origination fees                                   458,622         375,617
Late fees and other charges                        417,411         335,745
Interest income and Other                           31,679          82,094
                                                 ---------       ---------
                                                 2,071,446       1,541,996
                                                 ---------       ---------
EXPENSES
General and administrative expenses                612,872         545,045
Sales and marketing                                375,606         254,571
Provision for doubtful accounts                    580,133         317,123
Interest expense                                   299,227         170,550
Interest expense to Directors                       74,375          78,265
Depreciation and amortization                       21,356          16,500
                                                 ---------       ---------
                                                 1,963,569       1,382,054
                                                 ---------       ---------
NET INCOME                                       $ 107,877       $ 159,942
                                                 =========       =========
Net Income per Common Share:
Primary:                                             $0.03           $0.05
Fully Diluted:                                       $0.03           $0.04

Computation Of Fully Diluted Earnings:
Net Income                                        $107,877        $159,942
Less:Preferred Dividends                                 0          (4,500)
                                                  --------        --------
Primary net income                                 107,877         155,442
Assumed conversions:
Preferred dividends eliminated                           0           4,500
                                                  --------        --------
Fully diluted earnings                            $107,877        $159,942
                                                  --------        --------
Average Number of Common Shares
Primary                                          3,793,063       3,088,577
Fully Diluted                                    3,793,063       3,588,577

             See Notes to Condensed Financial statements

                      INTERNATIONAL DESIGN GROUP, INC
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED AUGUST 31,
                                               1996                 1995
                                              -----------------------------
REVENUES:
Finance charge income                            $614,715         $395,334
Origination fees                                  238,942          196,022
Late fees and other charges                       223,785          183,470
Interest income and Other                          12,875           34,831
                                                ---------          -------
                                                1,090,317          809,657
                                                ---------          -------
EXPENSES

General and administrative expenses               305,391          286,536
Sales and marketing                               226,938          116,011
Provision for doubtful accounts                   296,871          168,962
Interest expense                                  167,803           98,050
Interest expense to directors                      26,562           39,453
Depreciation and amortization                      11,078            9,300
                                                ---------          -------
                                                1,034,643          718,312
                                                ---------          -------
NET INCOME                                         55,674           91,345
                                                =========          =======
Net Income per Commin Share:
Primary:                                            $0.01            $0.03
Fully Diluted;                                      $0.01            $0.03

Computation Of Fully Diluted Earnings:
Net Income                                         55,674           91,345
Less:Preferred Dividends                                            (2,250)
                                                   ------           ------
Primary net income                                 55,674           89,095
                                                   ------           ------
Assumed conversions:
Preferred dividends eliminated                          0            2,250
                                                  -------          -------
Fully diluted earnings                            $55,674          $91,345
                                                  -------          -------
Average Number of Common Shares
Primary                                         3,793,063        3,128,356
Fully Diluted                                   3,793,063        3,628,356

                See Notes to Condensed Financial Statements

                        INTERNATIONAL DESIGN GROUP, INC
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              SIX  MONTHS ENDED AUGUST 31,
                                                1996                1995
                                              ----------------------------
OPERATING ACTIVITIES:
Net Income                                         $107,877       $159,942
 Adjustments to reconcile net income  to
  net cash provided by (used in) operating
  activities:
   Depreciation and amortization                     21,356         16,500
   Provision for doubtful accounts                    7,000         48,496
   Change in operating assets and
    liabilities:
   Increase in unearned income                      244,000         80,240
   Increase in prepaid expenses & other             (23,918)        (5,142)
   Decrease  in drafts receivable                   (96,355)       (40,102)
   Increase (Decrease) in accounts payable,
    accrued expenses                                115,488         (5,443)
   Increase (Decrease)  in drafts payable           325,402        (74,338)
                                                   --------       --------
    Net cash provided by operating gactivities      700,850        180,153
                                                   --------       --------
   INVESTING ACTIVITIES:
Premium finance loans - net of writeoffs        (16,442,009)   (10,318,864)
Payments received on premium finance loans       13,131,302      8,536,015
Increase in notes receivable                       (127,013)       (82,008)
Payments received on notes receivable               122,699        110,398
Capital expenditures                                (81,034)       (12,527)
Decrease in Marketable Securities                   106,376         11,651
Increase (Decrease) in liability under options
  sold                                              (25,469)       (36,432)
                                                  -----------   -----------
 Net Cash Used In Investing Activities            (3,315,148)   (1,791,767)
                                                  -----------   -----------
FINANCING ACTIVITIES
Increase in notes payable to bank                 19,947,000     2,236,150
Paydowns in notes payable to bank                (16,267,677)     (575,150)
Paydowns in notes payable                              9,000       200,000
Paydowns to notes payable to Directors            (1,000,000)            0
Preferred dividends paid                                   0        (4,500)
Purchase of treasury shares                                0       (14,115)
Net Cash (Used In) Provided by Financing           ---------     ---------
  Activities                                       2,688,323     1,842,385
                                                   ---------     ---------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                 74,025      $230,771

  CASH AND CASH EQUIVALENTS,
   beginning of the period                           130,679       306,162
                                                    --------      --------
  CASH AND CASH EQUIVALENTS,
   end of period                                    $204,704      $536,933
                                                    ========      ========

                 See Notes to Condensed Financial Statements
                                      -6-

International Design Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A -- Basis of Presentation
-----------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended February 29, 1996.

The accompanying financial statements include the Company, its wholly owned subsidiaries Finco Financial Corporation, Eagle Premium Finance, Inc., QRS Acquisition, Inc., Reserve Funding Corporation, VoiceSoft Corporation and Federal Funding Corporation. All intercompany transactions and balances have been eliminated in consolidation.

PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations - General
-------------------------------
Revenues increased to $2,071,446 during the six months ended August 31, 1996 as compared to $1,541,996 during the comparable period in 1995 as a result of the Company's growth in the insurance premium finance business. Insurance premiums financed increased to $16.4 million in 1996 compared to $10.3 million for the same period in 1995. The number of contracts financed increased to 28,200 during 1996 as compared to 20,900 in 1995. This increase resulted primarily from the expansion of the Company's premium finance business to South Carolina as well as increased volume in Florida.

The following table reflects the company's expenses as a percentage of revenues for the six months ended August 31,:


                                                   1996         1995
                                                   ----         ----
General and Administrative Expenses                 30%          35%
Sales and Marketing                                 18%          17%
Depreciation and Amortization                        1%           1%
Provision for Doubtful Accounts                     28%          21%
Interest Expense                                    18%          16%
Total Expenses                                      95%          90%

General and administrative expenses, as a percentage of revenue, decreased as a substantial portion of these expenses are fixed and do not directly correlate to revenue. The provision for doubtful accounts has increased substantially as the Company has been accepting lower down payments on its finance agreements in an effort to compete effectively. Additionally, the Company expanded its finance operations to South Carolina and Maryland where the average down payment on finance contracts is significantly lower than in Florida. These lower down payments translate into higher bad debt write-offs when an insurance contract is canceled. As a result of increased competition among finance companies, the Company expects that the down payment levels may continue to decrease which will have a negative impact on the Company's profit margins. In determining the provision for doubtful accounts, management takes into account factors such as its average down payment rate, cancellation rate, unrefunded canceled contracts, specific problems with insurance agents, and financial condition of insurance companies among other factors.

Until July 1, 1996, there was a statute in Florida which prohibited insurance premium finance companies from rebating a portion of the interest or origination fees to insurance brokers in an effort to induce the brokers to refer finance business to the Company. This prohibition expired on July 1, 1996. This has resulted in the Company's costs increasing as the Company, in an effort to maintain its market share, was forced to rebate a portion of its finance charges and origination fees to the insurance brokers. This may have a negative impact on future profitability.

Interest expense increased primarily as a result of increased borrowings during the current period.

                                                     1996          1995
                                                     ----          ----
Finance charge income                             $1, 163,734   $ 748,540
Interest expense                                      373,602     248,815
Net interest margin                                   790,132     499,725
Margin Percent                                            68%         67%

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


Overall, net income decreased to approximately $108,000 for the six months ended August 31, 1996 as compared to $160,000 during the same period in 1995. This decrease in net income is primarily attributable to a decrease in income from securities trading.

The Company recorded net income of $55,674 for the three months ended August 31, 1996 as compared to $91,345 during the comparable period in 1995. The lower income in 1996 is attributed to increases in provision of bad debt since the Company is experiencing higher write - offs due to lower down payments being taken as well as a decrease in income from securities trading.

 Liquidity and Capital Resources
 -------------------------------
The Company's working capital position at August 31, 1996 increased to $10,287,368 as compared to $6,580,224 at February 29, 1996. This increase was due primarily to an increased level of premium finance activity during the period which was funded by long term debt.

The Company increased borrowings under its bank revolving line of credit by approximately $3.7 million between February 29, 1996 and August 31, 1996. This increase resulted from an increase in premium finance loans during the period. Finance receivables increased to approximately $11.2 million at August 31, 1996 from approximately $8.1 million at February 29, 1996.

As of August 31, 1996, the Company's revolving credit arrangements are summarized as follows:

Description                          Lender   Loan Balance    Expiration Date
-----------                          -----    -------------   ---------------
$10,000,000 Revolving Credit
    Agreement                        Bank      $ 7,942,933     Feb. 23, 1999
$1,000,000 Revolving Credit
    Agreement                      Chairman    $   500,000     On Demand

During June 1996, the Company repaid $500,000 of the $1 million revolving credit agreement with the Company's Chairman as well as the $500,000 revolving credit agreement with one of the Company's Director's. These repayments were funded with the Company's Revolving Credit Agreement with a Bank. Both the revolving credit agreements with the Company's Chairman and one of the Company's Directors expired in July 1996. The agreement with the Chairman was extended on a month to month basis. The agreement with the Director was not extended.

The Company extended its line of credit with a bank to $10.0 million in
August 1996 with an option to increase it to $11.0 million.   The new
agreement, which matures in 1999, also requires the Company to maintain certain financial ratios. Borrowings under the line are based on eligible finance receivables, interest is payable monthly at the Company's choice of LIBOR plus 3.25% or the bank's prime rate plus 1.25%.

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

It is the opinion of management that the Company will have sufficient funds to satisfy its cash requirements for at least the next 12 months .

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Cont'd)





Inflation and Foreign Currency Fluctuations:
--------------------------------------------
Presently, inflation and foreign currency fluctuations do not have any adverse effect on the Company's business. However, inflation would have an adverse effect on the Company as its cost of money would increase while the maximum interest rates the Company is allowed to charge are set by state law.

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





(Registrant>               INTERNATIONAL DESIGN GROUP, INC.
BY (Signature)             /s/ David Raymond
(Date)                     July 15, 1996
(Name and Title)           David Raymond, President and
                           Chief Financial Officer