Form 10-Q
period 1996-11-30
INTERNATIONAL DESIGN GROUP INC /DE/
filed 1997-01-14
CIK 773267

                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549



  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For Quarterly Period Ended November 30, 1996


                                 OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 0-13946


                  INTERNATIONAL DESIGN GROUP, INC.
              ------------------------------------------
           (Exact name of registrant as specified in charter)

             Delaware                                59-2521916
 ----------------------------                     ----------------
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)             Identification No.)

              3201 Griffin Rd., Dania, Florida            33312
            ------------------------------------------------------
            (Address of principal executive offices)   (Zip Code)

                           (954) 893-7555
                     --------------------------
                       (Registrant's telephone number,
                      including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes x   No     .
                                                   ----   ----
As of December 31,1996, there were 3,768,401 shares of the Registrant's $.05 par value common stock issued and 3,744,849 shares were outstanding.

                   INTERNATIONAL DESIGN GROUP, INC.
                             CONTENTS


     PART I - FINANCIAL INFORMATION
                                                                   Pages
                                                                   -----

     Item 1. Financial Statements

     Condensed Consolidated Balance Sheets of
     International Design Group, Inc. ("IDG") as of
     November 30, 1996 and February 29,1996                          3

     Condensed Consolidated Statement of Operations
     of IDG for the nine  months ended November 30,
     1996 and 1995                                                   4

  Condensed Consolidated Statement of Operations
  of IDG for the three months ended November 30,
  1996 and 1995                                                      5

  Condensed Consolidated Statement of Cash Flows of
    IDG for the nine  months ended November 30, 1996 and
  1995                                                               6

  Notes to Financial Statements                                      7

 Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                           8-10
PART II. OTHER INFORMATION

           Item 1.Legal Proceedings                                   11

           Item 2.Changes in Securities                               11

         Item 3.Defaults Upon Senior Securities                       11
       Item 4.Submission of Matters to a Vote
                  of Security Holders                                 11
      Item 5.Other Information                                        11
      Item 6.Exhibits and Reports on Form 8- K.                       11
      Signatures                                                      12

                INTERNATIONAL DESIGN GROUP, INC

                       AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS

                                        NOVEMBER 30,        FEBRUARY 29,
ASSETS                                     1996                1996
-------------------------------        --------------      --------------
CURRENT ASSETS:
Cash and Cash Equivalents                $   142,270         $   130,679
Trading Securities                                 0             129,188
Finance Receivables, less allowance
 for doubtful accounts of $ 710,000
 and $591,000 and unearned income of
 $ 894,000  and $542,000                  12,949,324           8,149,416
Drafts receivable                            408,408             312,793
Current maturities of notes receivable       168,973             171,515
Prepaid expenses and other                    30,638              18,316
                                          ----------           ---------
    TOTAL CURRENT ASSETS                  13,644,613           8,911,907
                                          ----------           ---------

PROPERTY AND EQUIPMENT- less
 accumulated depreciation of
 $ 98,579  and  $68,720                      154,401              91,628

NOTES  RECEIVABLE -
 less current maturities                     169,620             189,579

OTHER ASSETS,
 less accumulated amortization
 of $ 19,000 and $16,000                      26,951              22,945
                                             -------             -------
                                         $14,050,585          $9,216,059
                                          ==========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, accrued expenses
 and other                                  $510,486            $230,234
Drafts Payable                               719,126             308,130
Notes payable                                276,850             267,850
Liability under options sold                       0              25,469
Notes Payable to Directors                   500,000           1,500,000
                                            --------           ---------
    TOTAL  CURRENT LIABILITIES             2,006,462           2,331,683
                                           ---------           ---------
Notes payable to bank                      9,289,473           4,263,610
                                           ---------           ---------
TOTAL LIABILITIES                         11,295,935           6,595,293


STOCKHOLDERS' EQUITY:

Common stock $.05 par, shares
 authorized  10,000,000; 3,768,401
 issued and 3,744,849 outstanding            188,420            188,420
ADDITIONAL PAID IN CAPITAL                 5,837,706          5,837,706
DEFICIT                                   (3,204,687)        (3,338,571)
TREASURY STOCK ( 23,552 shares at cost )      (8,289)            (8,289)
COMMON STOCK SUBSCRIPTIONS RECEIVABLE        (58,500)           (58,500)
                                           ---------          ---------
    TOTAL STOCKHOLDERS' EQUITY             2,754,650          2,620,766
                                           ---------          ---------
                                         $14,080,585         $9,216,059
                                          ==========          =========

      See Notes to Condensed Financial Statements

                      INTERNATIONAL DESIGN GROUP, INC

                             AND SUBSIDIARIES

                   CONSOLIDATED  STATEMENTS OF OPERATIONS

                                      NINE MONTHS ENDED NOVEMBER 30,
                                       1996                  1995
                                    ----------            ----------

REVENUES:
Finance charge income              $   1,870,504,         $   1,157,032
Origination fees                         774,947                577,999
Late fees and other charges              689,191                512,791
Interest income and Other                 56,716                 83,643
                                        --------               --------
                                       3,391,358              2,331,465
                                       ---------              ---------
EXPENSES

General and administrative
 expenses                                958,563                849,646
Sales and marketing                      678,130                368,085
Provision for doubtful accounts          999,672                502,599
Interest expense                         497,940                275,728
Interest expense to Directors             90,313                123,664
Depreciation and amortization             32,856                 26,500
                                        --------                -------
                                       3,257,474              2,146,222
                                       ---------              ---------

NET INCOME                              $133,884               $185,243
                                        ========               ========
Net Income per Common Share:

Primary:                                   $0.04                  $0.06
Fully Diluted:                             $0.04                  $0.05

Computation Of Fully Diluted
 Earnings:

Net Income                              $133,884               $185,243
Less:Preferred Dividends                       0                 (6,750)
                                        --------                -------
Primary net income                       133,884                178,493
Assumed conversions:
 Preferred dividends eliminated                0                  6,750
                                         -------                -------
Fully diluted earnings                  $133,884               $185,243
                                         -------                -------

Average Number of Common Shares
Primary                                3,793,063              3,093,825
Fully Diluted                          3,793,063              3,593,825




         See Notes to Condensed Financial statements

                     INTERNATIONAL DESIGN GROUP, INC

                           AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                     THREE MONTHS ENDED NOVEMBER 30
                                       1996                  1995
                                   -----------            ----------
REVENUES:
Finance charge income               $  706,770             $  408,492
Origination fees                       316,325                202,382
Late fees and other charges            271,780                177,046
Interest income and Other               25,037                  1,549
                                      --------               --------
                                     1,319,912                789,469
                                     ---------               --------

EXPENSES

General and administrative
 expenses                              345,691                304,601
Sales and marketing                    302,524                113,514
Provision for doubtful accounts        419,539                185,476
Interest expense                       198,713                105,178
Interest expense to directors           15,938                 45,399
Depreciation and amortization           11,500                 10,000
                                      --------               --------
                                     1,293,905                764,168
                                     ---------               --------
NET INCOME                              26,007                 25,301
                                     =========               ========

Net Income per Common Share:
Primary:                                 $0.01                  $0.01
Fully Diluted;                           $0.01                  $0.01


Computation Of Fully Diluted
 Earnings:
Net Income                              26,007                 25,301
Less:Preferred Dividends                                       (2,250)
                                       -------                -------
Primary net income                      26,007                 23,051
                                       -------                -------
Assumed conversions:

Preferred dividends eliminated               0                  2,250
                                       -------                -------

Fully diluted earnings                 $26,007                $25,301
                                       -------                -------
Average Number of Common Shares

Primary                              3,793,063              3,104,434
Fully Diluted                        3,793,063              3,618,356









   See Notes to Condensed Financial Statements

               INTERNATIONAL DESIGN GROUP, INC

                      AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  NINE  MONTHS ENDED NOVEMBER 30,
                                    1996                  1995
                                 ---------             ----------

  OPERATING ACTIVITIES:
Net Income                      $   133,884            $   185,243
 Adjustments to reconcile
 net income  to net cash
 provided by (used in)
 operating activities:
   Depreciation and
   amortization                      32,856                 26,500
   Provision for doubtful
   accounts                         119,000                152,481
   Change in operating
   assets and liabilities:
   Increase in unearned income      352,000                 57,000
   Increase in prepaid expenses
   & other                          (19,328)                (6,861)
   Decrease in drafts
   receivable                       (95,615)                24,543
    Increase (Decrease) in
    accounts payable,accrued
   expenses                         280,252                 36,511
  (Increase) Decrease
    in drafts payable               410,996                (93,044)
                                  ---------                -------
   Net cash provided by
    operating  activities         1,214,045                382,373
                                  ---------                -------

    INVESTING ACTIVITIES:

Premium finance loans -
 net of writeoffs               (26,147,794)           (16,596,528)
Payments received on
 premium finance loans           20,876,886             13,818,175
Increase in notes receivable       (127,013)              (104,508)
Payments received on notes
 receivable                         149,514                 67,657
Capital expenditures                (92,629)               (23,096)
Decrease in Marketable
 Securities                         129,188                 19,151
Increase (Decrease) in
 liability under options
 sold                               (25,469)               (27,901)
                                  ---------              ---------
 Net Cash Used In
 Investing Activities            (5,237,317)            (2,847,050)
                                  ---------              ---------
  FINANCING ACTIVITIES

Increase in notes payable
 to bank                         35,392,802              3,268,000
Paydowns in notes payable
 to bank                        (30,366,939)              (767,000)
Increase in notes payable
to Directors                              0                350,000
Paydowns to notes payable
 to Directors                    (1,000,000)                     0
Preferred dividends paid                  0                 (6,750)
Purchase of treasury shares               0                (18,362)
Net Cash (Used In) Provided
 by Financing Activities          4,034,863              2,842,738
                                  ---------              ---------
Increase in notes payable             9,000                 16,850

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                11,591               $378,061


CASH AND CASH EQUIVALENTS,

   beginning of the period          130,679                306,162
                                   --------                -------

  CASH AND CASH EQUIVALENTS,
   end of period                   $142,270               $684,223
                                   ========               ========



   See Notes to Condensed Financial Statements

International Design Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A -- Basis of Presentation
-----------------------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending February 28, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended February 29, 1996.

The accompanying financial statements include the Company, its wholly owned subsidiaries Finco Financial Corporation, Eagle Premium Finance, Inc., QRS Acquisition, Inc., Reserve Funding Corporation, VoiceSoft Corporation and Federal Funding Corporation. All intercompany transactions and balances have been eliminated in consolidation.

PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS
Results of Operations - General
-------------------------------
Revenues increased to $3,391,358 during the nine months ended November 30, 1996 as compared to $2,331,465 during the comparable period in 1995 as a result of the Company's growth in the insurance premium finance business. Insurance premiums financed increased to $26.7 million in 1996 compared to $16.6 million for the same period in 1995. The number of contracts financed increased to 46,900 during 1996 as compared to 31,800 in 1995. This increase resulted primarily from the expansion of the Company's premium finance business to South Carolina as well as increased contract volume in Florida. In September of 1996, as a result of lower than expected profits, the Company was no longer excepting business in South Carolina or Maryland.

The following table reflects the company's expenses as a percentage of revenues for the nine months ended November 30,:





                                            1996             1995
                                           -------          -------

   General and Administrative Expenses       28%              36%
   Sales and Marketing                       20%              16%
   Depreciation and Amortization              1%               1%
   Provision for Doubtful Accounts           30%              22%
   Interest Expense                          17%              17%
   Total Expenses                            96%              92%
   Net Income                                 4%               8%

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

Interest expense as a percentage of revenue remained constant even with higher borrowing due to a more favorable interest rate with the Company's lending bank. This is reflected by a higher interest Margin as shown below.
                                               1996             1995
                                              ------          -------

Finance charge income                      $ 1,870,504        $1,157,032
Interest expense                               588,253           399,392
Net interest margin                          1,282,251           757,640
Margin Percent                                    69%               65%

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS (Cont'd)


Overall, net income decreased to approximately $154,000 for the nine months ended November 30, 1996 as compared to $185,000 during the same period in 1995. This decrease in net income is primarily attributable to a decrease in income from the Companys' premium finance operations. Increased bad debt, as well as higher marketing fees have both caused signifigantly lower profit margins.

The Company recorded net income of $26,007 for the three months ended November 30, 1996 as compared to $25,301 during the comparable period in 1995.
Although the finance volume was signifigantly higher in 1996, decreased profit margins as discussed above caused income to remain the same.



 Liquidity and Capital Resources
 -------------------------------
The Company's working capital position at November 30, 1996 increased to $11,723,151 as compared to $6,580,224 at February 29, 1996. This increase was due primarily to an increased level of premium finance activity during the period which was funded by long term debt.

The Company increased borrowings under its bank revolving line of credit by approximately $5.0 million between February 29, 1996 and November 30, 1996. This increase resulted from an increase in premium finance loans during the period. Finance receivables increased to approximately $13.0 million at August 31, 1996 from approximately $8.1 million at February 29, 1996.

As of November 30, 1996, the Company's revolving credit arrangements are summarized as follows:

Description                            Lender   Loan Balance  Expiration Date
-----------                            ------   ------------  ---------------
$10,000,000 Revolving Credit Agreement  Bank    $ 9,289,473    Feb. 23, 1999
$1,000,000 Revolving Credit Agreement  Chairman $   500,000       On Demand

During June 1996, the Company repaid $500,000 of the $1 million revolving credit agreement with the Company's Chairman as well as the $500,000 revolving credit agreement with one of the Company's Directors. These repayments were funded with the Company's Revolving Credit Agreement with a Bank. Both the revolving credit agreements with the Company's Chairman and one of the Company's Directors expired in July 1996. The agreement with the Chairman was extended on a month to month basis. The agreement with the Director was not extended.

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

As part of the Company's investment activities, the Company sells put options. Theseoptions give the purchaser the right to sell to the Company a certain security at a fixed price through a certain date. These options involve a high degree of risk because if the value were to substantially decrease on a security which the Company sold put options on, the loss to the Company could greatly exceed the proceeds of the sale of the option.

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





(Registrant)                          INTERNATIONAL DESIGN GROUP, INC.
BY (Signature)                        /s/ David Raymond
(Date)                                January 14, 1997
(Name and Title)                      David Raymond, President and
                                      Chief Financial Officer