Form 10-Q/A
period 1996-11-30
INTERNATIONAL DESIGN GROUP INC /DE/
filed 1997-01-14
CIK 773267

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

PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS
Results of Operations - General
-------------------------------
Revenues increased to $3,391,358 during the nine months ended November 30, 1996 as compared to $2,331,465 during the comparable period in 1995 as a result of the Company's growth in the insurance premium finance business. Insurance premiums financed increased to $26.7 million in 1996 compared to $16.6 million for the same period in 1995. The number of contracts financed increased to 46,900 during 1996 as compared to 31,800 in 1995. This increase resulted from the expansion of the Company's premium finance business to South Carolina as well as the increased contract volume in Florida. In September of 1996, as a result of lower than expected profits, the Company was no longer accepting business in South Carolina or Maryland.

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