Form 10-K
period 1997-02-28
INTERNATIONAL DESIGN GROUP INC /DE/
filed 1997-06-10
CIK 773267

             U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                           FORM 10-KSB

          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended: February 28, 1997
                                            -----------------

                 Commission File Number     0-13946
                                       ----------------

                 INTERNATIONAL DESIGN GROUP, INC.
       ----------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Delaware                                     59-2521916
 ------------------------------            --------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

     3201 Griffin Road, Suite 210
     Dania, Florida                              33312
 --------------------------------------         --------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:   (954) 893-7555
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act: NONE
                                                           ------
Securities registered pursuant to Section 12(g) of the Act:

                                              Name of each exchange on
      Title of each class                          which registered
  ----------------------------                ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was $233,591, based on the average of the closing bid and asked prices.

As of April 30, 1997, there were 3,754,849 shares of the Registrant's $.05 par value common stock issued and 3,744,849 were outstanding. Revenues for the fiscal year ended February 28, 1997 were $4,817,147.

                               CONTENTS
                                                                 Page
                                Part I

Item 1 -  DESCRIPTION OF BUSINESS ..............................  3

Item 2 -  DESCRIPTION OF PROPERTY ..............................  8

Item 3 -  LEGAL PROCEEDINGS ....................................  9

Item 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..  9


                               Part II

Item 5 -  MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS ..................................  9

Item 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION .................................... 10

Item 7 -  FINANCIAL STATEMENTS ................................. 13

Item 8 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE ............... 13


                               Part III

Item 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT .................................. 13

Item 10 - EXECUTIVE COMPENSATION ............................... 15

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT ................................ 20

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....... 21

Item 13 - EXHIBITS AND REPORTS ON FORM 8-K ..................... 22

EXHIBIT INDEX .................................................. 22

SIGNATURE PAGE ................................................. 24

                                PART I
                                ------
                                ITEM 1
                                ------
                       DESCRIPTION OF BUSINESS
                       -----------------------

Business Development
--------------------
International Design Group, Inc. ("IDG" or the "Company") was formed under the laws of the State of Delaware in March of 1985, and since
August of 1990 has been engaged in the insurance premium finance business through its wholly owned subsidiary, Finco Financial
Corporation ("Finco"). During the fiscal year ended February 28, 1997,
Finco financed insurance premiums in the State of Florida. During fiscal 1996, the Company began financing insurance premiums in South Carolina, Maryland and Tennessee through its wholly owned subsidiary, Eagle Premium Financing ("Eagle"). The Company ceased financing out of state business in August 1996 as a result of unprofitable operations. The Company currently offers financing primarily to purchasers of automobile insurance within the State of Florida. The
Company will typically loan 70% to 80% of the amount of the total insurance premiums and the loans are collateralized by the unexpired premiums remaining on the insured's policy which have not yet been earned by the insurance carrier. A substantial portion of the Company's financing activities relate to non-standard automobile insurance whereby the insured is most likely in a high risk category causing the amount of the premium to be higher than standard automobile insurance. During April 1997, the Company was notified by a managing general agent that represents two affiliated insurance carriers that it will no longer allow the Company to finance their policies. This accounts for approximately 10% of the Company's finance business. This could lead to further losses in finance business as insurance agents may switch to other finance companies which are accepted by all insurance carriers.

Prior to fiscal 1997, there was a statute in Florida which prohibited insurance premium finance companies from rebating a portion of the interest or origination fees to insurance brokers in an effort to induce the brokers to refer finance business to the Company. This prohibition expired on July 1, 1996. See Regulation Section.

Insurance Premium Financing Services
------------------------------------
Many insurance carriers require full payment of the policy premium upon the issuance of an insurance policy. When a purchaser of an insurance policy (the "insured") is unwilling or unable to pay the entire premium in advance, he may seek financing for at least part of the annual, or semi-annual, premium. The Company offers financing to purchasers of predominantly automobile insurance policies. The Company's down payment requirements usually range from 20% to 30% of the entire annual premium, or 40% to 50% of the entire semi-annual premium. Alternatively, the insured may be able to finance such premium with either an affiliated company of the insurance carrier (rather than the insurance carrier which is permitted to collect certain service charges but is usually prohibited by law from imposing interest charges), if available, or with an independent premium finance source such as the Company. The Company's agreements covering annual policies generally provide for monthly payments over a period of eight to nine months; agreements covering semi-annual policies generally provide for monthly payments over a period of three months.

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

Although the insured is primarily liable on his finance contract, the Company does not look to his creditworthiness for payment and no investigations are performed on his credit history. Rather, the insured assigns to the Company any unearned premium he may attain in the financed insurance policy as collateral for his loan and grants to the Company the authority to cancel the insurance policy and collect the unearned premium if there is a default in payment on the finance contract. Thus, the insurance company, and not the insured, is the source of payment on a delinquent finance contract. Additionally, the Company usually will collect the unearned commission from the broker who acted as agent for the insured on policies that are canceled, in the event that the insurance carrier returns the unearned premium to the Company net of commission.

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

From the inception of operations of the Company in September 1990 through February 28, 1997, the Company has financed the premiums of approximately 215,000 insurance contracts and expects cancellations on approximately 30%-40% of the policies it finances. The allowance for doubtful accounts reflected in the Company's financial statements takes into account this anticipated rate of cancellations and the resulting historical rate of defaults on loans. The Company currently deals with more than 300 insurance brokers and more than 285 insurance companies. The average amount financed per contract varies by state but in most cases is less than $1,000. There are a few insurance contracts for commercial insurance that exceed $10,000. No individual insured accounts for a significant portion of the Company's receivables. The largest contract outstanding is less than $18,000. Approximately 27% of the Company's contracts receivable are generated by referrals from five insurance brokers and approximately 38% of receivables are written through five insurance companies. No insurance company accounts for more than 13% of business financed.

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

Most insurance carriers doing business in the states where Finco and Eagle do business must participate in a state insurance guarantee association which, in the event of the bankruptcy of any such participant, will refund unearned premiums less a deductible. This deductible may become significant due to the relatively low average amount financed per contract. To minimize its risks, the Company does substantially all of its financing with insurance companies covered by these guarantee associations. The Company is also subject to risks associated with administrative errors and fraudulent acts committed by agents and policy holders in which event the Company may find it difficult to collect from the insurer.

Sales and Marketing
-------------------
Currently, the Company generates the majority of its business through the services of independent sales representatives who solicit business from independent insurance brokers. Additionally, the Company generates business through attending trade shows.

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

Regulation
----------
The Company's operations subject it to state regulation governing the licensing, administration and supervision of insurance premium finance companies. In a number of states, the Company's officers and 5% stockholders are subject to an extensive background check and a determination of their overall fitness to operate and manage a premium finance company before state regulators allow them to operate the Company. Any future officers or 5% stockholders will also require approval in those states.

State statutes set maximums on all fees and charges which may be imposed by the Company. Changes in the regulation of the Company's activities, such as increased rate regulation, could have an adverse effect on the Company's operations. In prior years, there was a statute in Florida which prohibited insurance premium finance companies from rebating a portion of the interest or origination fees to insurance brokers in an effort to induce the brokers to refer finance business to the Company. This prohibition expired on July 1, 1996. As a result the Company's costs increased substantially as the Company, in an effort to maintain its market share, was forced to rebate a portion of its finance charges and origination fees to the insurance brokers. A number of premium finance companies which are affiliated with insurance companies have been paying rebates to insurance agents. This has adversely affected the Company's ability to increase its market share.

State statutes also do not currently provide for automatic adjustments in the rates a premium finance company may charge. Consequently, during periods of high prevailing interest rates on institutional indebtedness and fixed statutory ceilings on the rates the Company may charge, the Company's ability to operate profitably may be adversely affected.

Competition
-----------
The Company encounters intense competition from numerous other firms, including companies affiliated with insurance carriers that carry non-standard insurance and independent insurance brokers who provide premium finance services. Many of the Company's competitors are larger and have greater financial and other resources and are better known to consumers than the Company. Insurance companies may also elect to bill insureds directly and to collect service charges. This practice has become much more predominant during the past several years. The Company believes that it offers more flexibility with regard to late payments and policy cancellations than affiliates of insurance carriers. However, to the extent that affiliates of insurance carriers add greater flexibility to their financing practices in the future, the Company's operations could be adversely affected.

Additionally, during the past several years, many new competitors have entered into the premium finance industry as a result of low interest rates. Management believes that as a result, the Company's growth may be severely curtailed and profit margins may diminish. Additionally, as a result of the expiration of the Florida rebate prohibition (see Regulation section), the Company's costs of acquiring finance business have substantially increased, causing profit margins to diminish. Management is currently exploring the possibility of expanding the premium finance business to other states as well as seeking other business opportunities not in the premium finance industry in an effort to diversify.

There can be no assurance that the Company will be able to continue to compete successfully in its markets. During April 1997, the Company was notified by a managing general agent that represents two affiliated incurance carriers that it will no longer allow the Company to finance their policies. This accounts for approximately 10% of the Company's finance business. This could lead to further losses in finance business as insurance agents may switch to other finance companies which are accepted by all insurance carriers. There can be no assurances that other insurance carriers will continue to accept the Company's finance contracts. This can cause a significant loss in the volume of the business financed.

Investment Activities
---------------------
In October 1993, the Company's Board of Directors approved the opening of an investment account to be used for the buying and selling of stocks and options in an effort to increase the profitability of the Company and to diversify its business activities. Although the trading of such securities is subject to a high degree of risk, it also offers the opportunity to earn a return that potentially could be in excess of the rate of return generally received by the Company through its insurance premium finance business for a similar amount invested. Further, as the Company has in recent years been engaged solely in the insurance premium finance business ( which is becoming increasingly competitive), this investment strategy provides some degree of financial diversification in the event of a downturn in the Company's primary business activities.

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

At February 28, 1997, the Company had a liability resulting from options sold amounting to $17,218.

Employees
---------
The Company presently has 19 employees. Robert Gardner is Chairman of the Company and David Raymond is the President, Treasurer and Secretary of the Company. Substantially all of the Company's employees are involved in the administration of the Company s premium finance operations.


                                ITEM 2
                                ------
                       DESCRIPTION OF PROPERTY
                       -----------------------
The Company leases approximately 4,200 square feet of space located at 3201 Griffin Road, Suite 210, Dania, Florida 33312 which is utilized as the Company's headquarters. This lease expires on January 2, 2000.

                                ITEM 3
                                ------
                          LEGAL PROCEEDINGS
                          -----------------
                                 None


                                ITEM 4
                                ------
         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
                                 None


                               PART II
                               -------
                                ITEM 5
                                ------
       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
       --------------------------------------------------------

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

                                                       1995
                                             -----------------------
                                             Low Bid        High Bid

     First Quarter....................         .125            .25
     Second Quarter...................        .1875            .25
     Third Quarter....................        .1875            .25
     Fourth Quarter...................        .1875            .25

                                                       1996
                                              -----------------------
                                              Low Bid        High Bid

     First Quarter....................        .1875            .25
     Second Quarter...................        .1875            .1875
     Third Quarter....................        .1875            .1875
     Fourth Quarter...................        .125             .1875

                                                       1997
                                              -----------------------
                                              Low Bid        High Bid
     First Quarter (through April 30).         .04             .125

At February 28, 1997, the Company's Common Stock was held by 1,662 stockholders of record.

Dividend History and Policy
---------------------------
The Company has not declared or paid any dividends on its common shares since its inception and does not intend to pay dividends in the near future. All earnings, if any, which the Company may realize in the future will be retained to finance the growth and expansion of the Company.

                                ITEM 6
                                ------
      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
      ---------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------
Years Ended February 28, 1997 and February 29, 1996
---------------------------------------------------
The Company's growth in the insurance premium finance business during fiscal 1997 increased substantially as compared to fiscal 1996. The number of contracts financed during 1997 was 64,000 which was a 49% increase from the 43,000 contracts financed during 1996. Premium finance loans increased 41% to $32.6 million in 1997 from $23.1 million during 1996. Finance receivables increased to $13.5 million as of February 28, 1997 as compared to $8.1 million as of February 29, 1996. These increases were primarily attributable to the Company's increased marketing efforts which have lead to growth in the number of contracts financed in Florida. Direct bill insurance companies, which generally offer lower down payments than the Company, are increasing their presence in Florida. If this trend continues, this could limit the Company's future growth prospects. During April 1997, the Company was notified by a managing general agent that represents two affiliate insurance carriers that it will no longer allow the Company to finance their policies. This accounts for approximately 10% of the Company's finance business. This could lead to further losses in finance business as insurance agents may switch to other finance companies which are accepted by all insurance carriers. There can be no assurances that other insurance carriers will continue to accept the Company's finance contracts. This can cause a significant loss in the volume of the business financed.

The following table reflects the Company's expenses as a percentage of total revenue during the current and prior fiscal year:

                                                  1997          1996
                                                 ------        ------
     General and Administrative                    27%           35%
     Sales and Marketing                           20%           16%
     Provision for Doubtful Accounts               32%           26%
     Depreciation and Amortization                  1%            1%
     Interest                                      15%           12%
     Interest to Directors                          2%            5%
                                                   ---           ---
     Total Expenses                                97%           95%

Sales and marketing expenses increased as a percentage of revenue as a result of increased fees paid to independent sales representatives as well as marketing fees paid to insurance agents subsequent to the expiration of the State of Florida anti-rebate statute on July 1, 1996. See Regulation Section. The provision for doubtful accounts has increased substantially as the Company has been accepting lower down payments on its finance agreements in an effort to compete effectively. These lower down payments translate into higher bad debt write-offs when an insurance contract is cancelled. In determining the provision for doubtful accounts, management takes into account factors such as its average down payment rate, cancellation rate, unrefunded canceled contracts, specific problems with insurance agents, and financial condition of insurance companies among other factors. Interest expense increased primarily as a result of increased borrowings during the current year.

Net interest margin is as follows:
                                          1997             1996
                                         ------           ------
          Finance charge income        $2,593,686       $1,603,783
          Interest expense                834,408          569,494
          Net interest margin           1,759,278        1,034,289
          Margin percent                      68%               65%

Net income increased to approximately $158,000 for 1997 as compared to approximately $136,000 for 1996. This resulted primarily from the increased number of contracts financed, although profit per contract has decreased.

Liquidity and Capital Resources
-------------------------------
The Company's working capital position as of February 28, 1997 was $12,428,376 as compared to $6,580,224 at February 29, 1996. This increase is principally due to a substantial increase in finance receivables which are funded by long term debt.

As of April 30, 1997, the Company's revolving credit arrangements and availability are as follows:

Description                                Unused      Expiration Date
-----------                                ------      ---------------
$11 million Revolving Credit Agreement   $1.0 million    March 1, 1999
     with bank

$1 million Revolving Credit Agreement    $500,000        Demand
     with Chairman

Additionally, the Company has approximately $300,000 in demand loans with several private investors.

On February 23, 1996, the Company and its subsidiary entered into an $8,000,000 revolving credit facility with a bank. Borrowings under the line are based on certain levels of eligible finance receivables, bear interest at LIBOR plus 3-1/4% or the bank's prime rate plus 1-1/4%. The note is collateralized by all of the assets of the Company. On August 16, 1996, the Company amended its revolving credit facility with the bank to $10,000,000 with an option to extend the limit to $11,000,000. On February 21, 1997, the revolving credit agreement was amended to extend the borrowing limit to $11,000,000. In addition, the Company must meet certain reporting requirements and restrictive debt covenants, including, but not limited to a pre-established tangible net worth ratio.

During July 1996, the Company extended the expiration date of its $1 million revolving credit facility with Robert Gardner, the Company's Chairman to payable on demand. Borrowings under the facility bear interest at prime plus 4 1/2% with a minimum of 12% and a cap of 18%.
                               -11-

The facility is secured by all the assets of the Company (with exception to the accounts receivable) and all of Finco Financial
Corporation's common stock; however this is subordinated to the bank facility.

On June 28, 1996, the Company repaid its $500,000 revolving credit facility with Marilyn Gardner, a Director of the Company. Mrs.
Gardner's facility expired on July 31, 1996. No new agreement has been made.

The controlling stockholders of the Company plan to implement a restructuring in the form of a one-for-twelve thousand five hundred share reverse stock split which is expected to become effective July 10, 1997 and will result in the Company becoming privately-held as of that date. Marilyn Gardner, Robert L. Gardner, Kenneth Gardner and David Raymond own 72.7% of the Company's outstanding Common Stock and intend to vote in favor of the transaction. The Board of Directors has estimated that the cost of preparing and filing periodic and other reports with the Securities and Exchange Commission, the cost of convening meetings of stockholders to conduct even relatively routine germane corporate business and the cost of communicating with stockholders total approximately $50,000 in expenses annually, and believes that by becoming privately-held the Company will benefit from an expense reduction in a like amount. The cost of the reverse stock split is estimated to be approximately $439,000 (including $414,000 to be paid to holders of fractional shares at a rate of $0.39 per currently outstanding share, and $25,000 in estimated expenses), which amount is expected to be paid from working capital. The proposed reverse stock split is designed to significantly decrease the number of existing stockholders of the Company to reduce expenses, allow flexibility in attempting to negotiate future transactions and to facilitate further restructuring if necessary.

It is the opinion of management that the Company will have sufficient funds to satisfy its cash requirements for the next 12 months.

Inflation
---------
Inflation has not had a significant adverse effect on the Company's business; however, the Company's finance operations may be adversely affected if interest rates increase. The maximum interest rate that the Company can charge on its finance contracts is fixed by law, while its cost of borrowings may increase during periods of inflation. Accordingly, during periods of high interest rates, the Company's operating margins may be severely impacted.

New Pronouncements
------------------
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" FAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15 Earnings Per Share. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company will adopt FAS No. 128 as of March 1, 1997 and its implementation is not expected to have a material effect on the financial statements.

                                ITEM 7
                                ------
                         FINANCIAL STATEMENTS
                         --------------------

              Index                                            Page
              -----                                            ----
Report of Independent Certified Public Accountants              F-1

Consolidated Balance Sheet as of February 28, 1997              F-2

Consolidated Statements of Operations for
 the years ended February 28, 1997 and February 29, 1996        F-4
Consolidated Statements of Stockholders' Equity for
 the years ended February 28, 1997 and February 29, 1996        F-6

Consolidated Statements of Cash Flows for the
 years ended February 28, 1997 and February 29, 1996            F-7
Notes to Consolidated Financial Statements                      F-9


                                ITEM 8
                                ------
           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ------------------------------------------------
                  ACCOUNTING AND FINANCIAL DISCLOSURE
                  -----------------------------------
                              None.

                               PART III
                               --------
                                ITEM 9
                                ------
    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------
The directors and executive officers of the Company are as follows:

    Name                 Age        Position
    ----                 ---        --------
    Robert L. Gardner    64         Chairman of the Board
                                    and Director

    David Raymond        38         President, Treasurer,
                                    Secretary and Director

    Marilyn Gardner      55         Director


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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended February 28, 1997, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

                               ITEM 10
                               -------
                        EXECUTIVE COMPENSATION
                        ----------------------
The following table sets forth the compensation paid to the executive officers of the Company which individually earned more than $100,000 for the year ended February 28, 1997:

                      SUMMARY COMPENSATION TABLE
                      --------------------------
                  Annual Compensation                Awards
                  -------------------                ------
                                                  Other
                                                  Annual     Restricted
Name and                                          Compen-    Stock
Principal                Salary      Bonus        sation     Award(s)
Position       Year        ($)        ($)(2)       ($)        ($)(3)
--------       ----     --------    --------     --------    ---------
Robert
Gardner(1)     1997      $150,000    $20,043      $9,032         0
Chairman       1996      $135,000    $17,289      $8,115         0
of the         1995      $125,000    $41,908      $8,316         0
Board

David
Raymond(1)
       (3)     1997      $125,000    $20,043      $8,438         0
President      1996      $110,000    $17,289      $7,099         0
Secre-         1995      $100,000    $41,908      $7,078         0
tary and
Treasurer
_______________________

                      SUMMARY COMPENSATION TABLE CONT.
                      --------------------------------
                         Long-Term Compensation
                         ----------------------
                               Payouts
                               -------
                            Securities                       All Other
Name and                    Underlying        LTIP           Compen-
Principal                   Options/         Payouts         sation
Position    Year            SARs(#)          ($)(3)          ($)(4)
--------    ----            --------        --------        ---------
Robert
Gardner(1)  1997               0               0              6,967
Chairman    1996               0               0              7,607
of the      1995               0               0              7,607
Board






David
Raymond(1)  1997               0               0              9,443
       (3)
President   1996               0               0              8,456
Secre-      1995               0               0              7,303
tary and
Treasurer
_______________________

(1) On August 31, 1990, the Board of Directors approved a resolution providing that in the event that there is a change in control of the Company forcing the termination of any of the Company's officers, those officers shall be entitled to severance pay of two times their then current annual salary.

(2)  The Company has no written employment agreements with either Mr.
     Gardner or Mr. Raymond. In addition to their base cash compensation per annum, each of Mr. Gardner and Mr. Raymond is entitled to receive, during his employment by the Company (I) an incentive bonus equal to 7-1/2% of the Company's annual consolidated pre-tax profits, and (ii) a further incentive bonus equal to 2-1/2% of annual pre-tax profits of the Company's wholly-owned subsidiaries. To the extent that employment terminates prior to the end of any fiscal year, the incentive bonus shall be pro-rated based on the period of time during the fiscal year for which he was employed by the Company. Based on the foregoing, a bonus of $20,043 was earned by each of Mr. Gardner and Mr. Raymond for fiscal 1997. Both Mr. Gardner and Mr. Raymond devoted substantially their full business time to the affairs of the Company.

(3) On February 22, 1993, Mr. Raymond was granted 100,000 shares of the Company's Common Stock as a condition of his continued employment. These shares cannot be sold or transferred by Mr. Raymond for a period of 10 years and are forfeited by Mr. Raymond if he ceases to be employed by the Company. The shares were issued to Mr. Raymond in March 1993.

(4) Included are automobile lease payments made for Robert Gardner and David Raymond as well as Florida Prepaid College Fund payments made for David Raymond's two children.

Stock Option Plans
------------------
In March, 1987, the Company adopted its 1987 Stock Option Plan (the "Plan") covering 180,000 shares of Common Stock (subject to adjustment to cover stock splits, stock dividends, recapitalizations and other capital adjustments) for employees, including officers and directors of the Company. The Plan provides that options to be granted under the Plan will be designated as incentive stock options or non-incentive stock options by the Board of Directors or a committee thereof, which also will have discretion as to the persons to be granted options, the number of shares subject to the options and the terms of the option agreements. The options to be granted under the Plan and designated as incentive stock options are intended to receive incentive stock option tax treatment pursuant to Section 422A of the Internal Revenue Code of 1986 (the "Code"). Options will be granted to key employees or those employees, officers or directors who the Company believes are or will be important to its success.

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

During the fiscal year ended February 28, 1991, stock options to purchase 80,000 and 60,000 of the Company's common shares at a purchase price of $.375 were granted to Robert Gardner and David Raymond, respectively, pursuant to the provisions of the Plan. None of these options had been exercised as of February 28, 1997. No other stock options have been granted under the 1987 Plan. Robert Gardner's options expired on August 31, 1996. The Plan terminated on March 25, 1997 without any of the remaining options being exercised.

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

If the employment of an optionee is terminated other than by reason of death, disability or retirement at age 65, any options granted to the optionee will immediately terminate. If employment is terminated by reason of disability or retirement at age 65, the optionee may, within one year from the date of termination, in the event of termination by reason of disability, or three months from the date of termination, in the event of termination by reason of retirement at age 65 (but not after ten years from the date of grant), exercise the option. If employment is terminated by death, the person or persons to whom the optionee's rights under the option are transferred by will or the laws of descent and distribution shall have similar rights of exercise within three months after such death (but not after ten years from the date of grant). Options are not transferable otherwise than by will or the laws of descent and distribution, and during the optionee's lifetime are exercisable only by the optionee. Shares subject to options which expire or terminate may be the subject of future options. The 1992 Plan terminates on July 31, 2002.
During the fiscal year ended February 28, 1993, stock options to purchase 150,000 shares of the Company's common stock at a price of $.19, were granted to Robert Gardner, Chairman, and David Raymond, President, respectively, pursuant to the provisions of the 1992 Plan. Additionally, stock options to purchase a total of 12,500 shares at a price of $.19 per share were granted to certain employees of the Company, of which all have expired. During February 1996, Robert Gardner exercised options to purchase 150,000 shares of the Company's Common Stock. No other options have been exercised as of February 28, 1997. No other stock options have been granted under the 1992 Plan.

The following table shows certain information with respect to stock options granted to the Company's executive officers during the fiscal year ended 1997:

                Option/SAR Grants in Last Fiscal Year
                -------------------------------------
                          Individual Grants
                          -----------------
               Number of     % of Total
               Securities    Options/SARs
               Underlying    Granted to
               Options/SARs  Employees in    Exercise or Base   Expiration
  Name         Granted (#)   Fiscal Year       Price ($/Sh)       Date
-------------- -----------   ------------    -----------------    ----
Robert Gardner   -0-              N/A              N/A             N/A

David Raymond    -0-              N/A              N/A             N/A

The following table sets forth certain information with respect to option exercises during the fiscal year ended February 28, 1997 by the executive officers of the Company and the value of each such officer's unexercised options at February 28, 1997.

                  Aggregated Option/SAR Exercises in
         Last Fiscal Year and Fiscal Year - End Option/SAR Values
------------------------------------------------------------------
                                                                  Value of
                                                                Unexercised
         Shares              Number of Securities Underlying    in-the-Money
        Acquired             Unexercised Options/SARs           Options/SARs
           on     Value      at Fiscal  Year-End(#)          FiscalYear-End($)
        Exercise  Realized  -------------------------------------------------
Name      (#)       ($)    Exercisable Unexercisable Exercisable Unexercisable
------- --------  -------- ----------- ------------- ----------- -------------
Robert
Gardner   None    None            0           0         $  0          0

David
Raymond   None    None      150,000           0         $  0          0

                                      Estimated Future Payouts under Non-Stock
                                                 Price-Based Plans
                                      ----------------------------------------
                          Performance
             Number of     or Other
          Shares, Units  Period Until
            or Other     Maturation or     Threshold    Target     Maximum
Name         Rights(#)       Payout        ($ or #)    ($ or #)    ($ or #)
-------    ------------  -------------     ---------   --------    --------
Robert
Gardner         -0-           -0-             N/A         N/A         N/A

David
Raymond         -0-           -0-             N/A         N/A         N/A

Directors' Fees
---------------
The Company has not authorized the payment of fees to any Directors for attendance at Directors' meetings, except for payments to Marilyn Gardner, who receives $500 per month for her services as an outside director.

Employee Benefit Plans
----------------------
On December 27, 1991, the Board of Directors approved a Simplified Employee Pension Plan for all employees who have been employees of the Company for at least 3 of the 5 prior years with the Company. The annual contribution to the plan is at the discretion of the Board and allocated to employees based on their salary. Robert Gardner, David Raymond and two other employees were eligible to participate in the plan during the fiscal year ended February 28, 1997. During the current fiscal year a total of $20,000 was contributed to the SEP, including $9,032 and $8,438 to Mr. Gardner's and Mr. Raymond's accounts, respectively.

The Company has no other bonus, profit sharing, pension, retirement, stock purchase, deferred compensation, or other incentive plans.

During December 1993, the Board of Directors approved payments for the cost of the Florida Prepaid College Program for three children of Company employees, including David Raymond. It is estimated that the cost to the Company for one eligible child would be approximately $7,000 payable over 55 months. The Company is not required to make any further payments if the employee is terminated from the Company. Currently the Company is making the payments for two children.

                          ITEM 11
                          -------
    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    --------------------------------------------------------------
The following table sets forth, as of April 30, 1997, the shares of Common Stock owned beneficially and of record (unless otherwise indicated) by each person owning more than 5% of the outstanding shares of Common Stock, each director of the Company and all directors and officers of the Company as a group:

Title of        Name and Address      Amount and Nature of  Percentage
Class         of Beneficial Owner     Beneficial Owner(1)   of Class (1)
--------      --------------------    --------------------- ------------
Common        Robert L. Gardner(D)             2,326,073        59.6%
              3201 Griffin Rd., Ste. 210
              Dania, Florida 33312

Common        Kenneth Gardner(A)                 200,000         5.1%
              3201 Griffin Rd., Ste. 210
              Dania, Florida 33312

Common        David Raymond(D)                   256,000(2)      6.5%
              3201 Griffin Rd., Ste. 210
              Dania, Florida 33312

Common        Marilyn Gardner(D)(B)               51,000         1.3%
              3201 Griffin Rd., Ste. 210
              Dania, Florida 33312

Common        All Officers and                 2,633,073(2)     67.4%
              Directors as a Group
              (3 persons)
________________

(1) The calculations set forth above assume that as of April 30, 1997, there were 3,904,849 shares of common stock issued and outstanding (which amount includes 150,000 options to purchase shares).
(2) Includes outstanding stock options to purchase 150,000 shares of common stock.

(D)  Director of Company
                               -20-

(A)  Kenneth Gardner is Robert Gardner's son.
(B)  Marilyn Gardner is Robert Gardner's wife.

Changes in Control
------------------
On April 13, 1992, the Company entered into a revolving credit agreement with the Company's Chairman, Mr. Robert Gardner. The line of credit has been amended to change the termination date to on demand and is collateralized by all of the Company's assets excluding the accounts receivable and by all of the common stock of the Company. Borrowings under this revolving credit agreement, as disclosed in Note 6 to the consolidated financial statements, are subordinated to the Company's line of credit. In the event of a default by the Company of its obligations under the agreement, Mr. Gardner would, in effect, have the power to exercise complete control over the business and operations of the Company.

                               ITEM 12
                               -------
            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------
On April 21, 1993, Finco, a wholly owned subsidiary of the Company, entered into a $500,000 revolving credit facility with Marilyn Gardner, a Director of the Company. The agreement with Mrs. Gardner terminated as of July 31, 1996. The Company repaid the revolving credit facility on June 28, 1996. During fiscal 1997 the Company paid Mrs. Gardner $21,250 in interest. Mrs. Gardner is the wife of Robert Gardner.

On April 13, 1992, the Company entered into a $1 million revolving credit facility with the Company's Chairman, Robert Gardner. The revolving credit facility has been amended to change the termination date to on demand. Loans under this agreement bear interest at Citibank prime plus 4 1/2% with a minimum of 12% and a maximum of 18% and are collateralized by all of the Company's assets excluding accounts receivable and all of the common stock and business of the Company. Borrowing under this line of credit as disclosed in Note 6 to the consolidated financial statements are payable on demand and are subordinated to a line of credit from a bank. As of February 28, 1997, there was $500,000 outstanding under this agreement; $84,823 of interest was paid by the Company to Mr. Gardner during the year ended February 28, 1997.

In connection with the maintenance of the Company's SEP Plan and securities trading through Advest Securities, the Company uses Kenneth Gardner as an account manager. Kenneth Gardner owns approximately 5% of the Company's issued and outstanding shares, and is the son of Robert Gardner, an officer, director and controlling stockholder of the Company. Commissions paid to Advest in connection with these activities for the year ended February 28, 1997 and those paid to Prudential Securities (his former employer) in 1996 were not significant.

The basic principle followed in determining rates and amounts for each of the above transactions was whether or not the transaction then under consideration by the Board of Directors was on terms more favorable to the Company than it could reasonably have expected to obtain from third parties. If the Company could have received better terms from independent parties with respect to the disclosed
                               -21-

<PAGE?
transactions, it would not have entered into the subject transactions with related parties.

The controlling stockholders of the Company plan to implement a restructuring in the form of a one-for-twelve thousand five hundred share reverse stock split which is expected to become effective July 10, 1997 and will result in the Company becoming privately-held as of that date. The following stockholders own a majority of the shares and intend to vote in favor of the transaction: Marilyn Gardner, Robert L. Gardner, Kenneth Gardner and David Raymond. Together these stockholders own 72.7% of the outstanding Common Stock. All such stockholders own more than 12,500 shares each and therefore will remain stockholders after the reverse stock split. Messrs. Raymond and Robert L. Gardner and Marilyn Gardner are also the directors of the Company and voted not only to approve the transaction but to cash out the minority stockholders at $.39 per currently outstanding share.

                               ITEM 13
                               -------
                   EXHIBITS AND REPORTS ON FORM 8-K
                   --------------------------------
(a) Exhibits:

  3(i)     Certificate of Incorporation, as amended. (1)

  (ii)     By-Laws, as amended. (1)

  4(i)     Specimen of Common Stock Certificate. (1)

 4(ii) Form of Warrant Agreement between the Company and American Securities Transfer, Inc. and Specimen Warrant
           Certificate. (1)

4(iii) Form of Stock Purchase Warrant between the Company and The Stuart-James Company Incorporated. (1)

 10(i)     Copy of 1987 Stock Option Plan. (1)

  (ii)     Copy of Revolving Credit Facility between the Company
           Financial Corp. and Robert Gardner dated April 13, 1992, as amended March 28, 1995 and April 12, 1995 and as amended on April 15, 1996. (2)(5)(6)

 (iii)     Copy of 1992 Stock Option Plan.

  (iv) Copies of Revolving Credit Agreements between International Design Group, Inc., Finco Financial Corporation, Eagle
           Premium Finance, Inc. and Nations Bank, as of February 26, 1996 as amended on August 16, 1996. (6)

21. Subsidiaries of the Registrant

(b) Reports on Form 8-K:

     No Reports on Form 8-K were filed by the Registrant during the fiscal year ended February 28, 1997.
--------------------

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

(Registrant)                              INTERNATIONAL DESIGN GROUP, INC.
(Date)                                    May 29,1997
BY(Signature)                             /s/ Robert L. Gardner
(Name and Title)                          Robert L. Gardner, Chairman of the
                                          Board (Principal Executive Officer)

(Date)                                    May 29, 1997
BY(Signature)                             /s/ David Raymond
(Name and Title)                          David Raymond, President and
                                          Treasurer (Principal Financial and
                                          Accounting Officer)


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(Registrant)                            INTERNATIONAL DESIGN GROUP INC.
(Date)
BY(Signature)                           /s/ Robert L. Gardner
(Name and Title)                        Robert L. Gardner, Chairman of the
                                        Board (Principal Executive Officer)

(Date)
BY(Signature)                          /s/ David Raymond
(Name and Title)                       David Raymond, President and
                                       Treasurer (Principal Financial and
                                       Accounting Officer)

Report of Independent Certified Public Accountants



To the Board of Directors
 of International Design Group, Inc.

We have audited the accompanying consolidated balance sheet of International Design Group, Inc. as of February 28, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Design Group, Inc. at February 28, 1997 and the results of its operations and its cash flows for each of the two years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.






                                      /s/ BDO Seidman, LLP
Miami, Florida                               BDO Seidman, LLP
May 9, 1997

                            INTERNATIONAL DESIGN GROUP INC.
                             Consolidated Balance Sheet

February 28,                                              1997
----------------------------------------------------------------------------

Assets (Notes 6 and 7)
Current
 Cash and cash equivalents                        $      273,577
 Finance receivables, less allowance for
  doubtful accounts of $855,000 and unearned
  income of $898,000                                  13,508,449
 Drafts receivable                                       519,989
 Current maturities of notes receivable
     (Note 2)                                            153,696
 Prepaid expenses and other                               23,846
                                                      ----------
Total current assets                                  14,479,557

Property and equipment - at cost, less
  accumulated depreciation and amortization
  of $73,318                                             156,258

Notes receivable, less current maturities
 (Note 2)                                                111,341

Other assets, less accumulated amortization
  of $20,000                                              49,311
                                                        --------
                                                     $14,796,467
                                                      ==========

                         INTERNATIONAL DESIGN GROUP INC.
                          Consolidated Balance Sheet


February 28,                                                1997
--------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable, accrued expenses and other       $    367,702
 Drafts payable                                          889,411
 Notes payable (Note 7)                                  276,850
 Liability under options sold                             17,218
 Note payable to director (Note 6)                       500,000
                                                       ---------
Total current liabilities                              2,051,181

Note payable to bank (Note 7)                          9,961,635
                                                       ---------
Total liabilities                                     12,012,816
                                                      ----------

Commitments Contingency and Subsequent Event
 (Notes 5, 8 and 11)

Stockholders' equity (Note 3)
 Common stock, $.05 par - 10,000,000 shares
 authorized, 3,754,849 issued and 3,744,849
 outstanding                                             187,742
 Additional paid-in capital                            5,834,470
 Deficit                                              (3,180,820)
 Treasury stock - 10,000 shares at cost                   (4,375)
  Common stock subscriptions receivable
  for 422,979 shares of common stock                     (53,366)
                                                       ---------
Total stockholders' equity                             2,783,651
                                                       ---------
                                                     $14,796,467
                                                      ==========














     See accompanying notes to consolidated financial statements.

                        INTERNATIONAL DESIGN GROUP INC.
                     Consolidated Statements of Operations

                                              Year ended      Year ended
                                             February 28,    February 29,
                                                1997            1996
                                            -------------   -------------

Revenues:

 Finance charge income                      $  2,593,686    $   1,603,783
 Origination fees                              1,164,044          780,480
 Late fees and other charges                   1,004,635          687,649
 Gain on securities trading                       17,096           58,212
 Interest income                                  36,436           43,995
 Other income                                      1,250           12,050
                                               ---------       ----------
                                               4,817,147        3,186,169
                                               ---------       ----------
Expenses:
 General and administrative expenses           1,277,796        1,117,288
 Sales and marketing                             955,540          497,399
 Provision for doubtful accounts               1,547,296          829,473
 Depreciation and amortization                    44,356           36,500
 Interest expense                                728,335          396,620
 Interest expense to Directors                   106,073          172,874
                                               ---------        ---------
                                               4,659,396        3,050,154
                                               ---------        ---------
Net Income                                      $157,751         $136,015
                                               =========        =========
Net Income Per Common Share:
 Primary                                        $    .04         $    .04
 Fully diluted                                  $    .04         $    .04
                                               =========        =========

                        INTERNATIONAL DESIGN GROUP INC.
                     Consolidated Statements of Operations



                                            Year ended      Year ended
                                           February 28,     February 29,
                                               1997             1996
                                           ------------    -------------

Computation Of Fully Diluted Earnings:

 Net income                                 $   157,751     $    136,015
 Less preferred dividends                          -              (9,000)
                                             ----------       ----------
 Primary net income                             157,751          127,015
 Assumed conversions:
  Preferred dividends eliminated                   -               9,000
                                             ----------       ----------

  Fully diluted earnings                       $157,751         $136,015
                                             ----------       ----------

Average Number of Common Shares
 Primary                                      3,744,849        3,096,107
 Fully Diluted                                3,744,849        3,593,373
                                             ==========       ==========






























     See accompanying notes to consolidated financial statements.

                 INTERNATIONAL DESIGN GROUP INC.
          Consolidated Statements of Stockholder' Equity

                                                              Additional
                                          Common Stock           Paid-in
                                     Shares         Amount       Capital
                                   ----------     ----------  --------------
Balance, February 28, 1995          2,877,613    $   143,881  $  5,765,730
Net income for the year                   -              -             -
Payment of preferred dividend
 to Director                              -              -             -
  Conversion of preferred              500,000         25,000        50,000
Exercised stock option                 450,000         22,500        36,000
Retirement of Treasury Shares          (59,212)        (2,961)      (14,024)
Purchase of Treasury Shares               -              -             -
                                    ----------       --------     ---------
Balance, February 29, 1996           3,768,401        188,420     5,837,706

Net income for the year                   -              -             -
Payment of common stock
 subscription receivable                  -              -             -

Retirement of Treasury Shares          (13,552)          (678)       (3,236)
                                      --------      ---------     ---------
Balance,  February  28,  1997        3,754,849    $   187,742    $5,834,470
                                     =========     ==========    ==========

                        INTERNATIONAL DESIGN GROUP INC.
            Consolidated Statements of Stockholder' Equity Cont.

                                           Subscriptions  Treasury
                               Deficit     Receivable     Stock        Total
                              --------    -------------- ----------   -------
Balance, February 28, 1995  $(3,465,586)   $     -      $  (2,885) $2,441,140
Net income for the year         136,015          -           -        136,015
Payment of preferred
 dividend to Director            (9,000)         -           -         (9,000)
Conversion of preferred            -             -           -         75,000
Exercised stock option             -          (58,500)       -           -
Retirement of Treasury
 Shares                            -             -         16,985        -
Purchase of Treasury
 Shares                            -             -        (22,389)    (22,389)
                             ----------      --------     -------    --------
Balance, February 29,
 1996                        (3,338,571)      (58,500)     (8,289)  2,620,766
Net income for the year         157,751          -           -        157,751
Payment of common stock
 subscription receivable           -            5,134        -          5,134
Retirement of Treasury
 Shares                            -             -          3,914        -
                              ---------      --------      ------    --------
Balance, February 28,
 1997                       $(3,180,820)     $(53,366)  $  (4,375) $2,783,651
                             ==========       =======    ========   =========


     See accompanying notes to consolidated financial statements.

                 INTERNATIONAL DESIGN GROUP INC.
              Consolidated Statements of Cash Flows
                                (Note 10)


                                            Year ended           Year ended
                                            February 28,         February 29,
                                                1997                 1996
                                            -----------          -----------

Operating Activities:
 Net income                                $   157,751           $   136,015
Adjustments to reconcile net income
 to net cash  provided by operating
 activities:
  Depreciation and amortization                 44,356                36,500
  Provision for doubtful accounts            1,547,296               829,473
Changes in operating assets and
 liabilities:
  Increase in unearned income                  471,378               217,971
  Increase in drafts receivable               (207,196)              (26,393)
  Increase in prepaid expenses
      and other                                (35,896)              (34,194)
  Increase in accounts payable
      and accrued expenses                     137,468                19,897
  Increase (decrease) in drafts
   payable                                     581,281               (66,218)
                                             ---------              --------
Net cash provided by operating
 activities                                  2,696,438             1,113,051
                                             ---------             ---------
Investing Activities:
 Premium finance loans                     (32,567,205)          (23,091,889)
 Payments received on premium
  finance loans                             25,189,499            18,808,817
 Capital expenditures                         (104,987)              (31,993)
 Increase in notes receivable                 (128,558)             (340,257)
 Payments received on notes receivable         224,615               372,748
 Proceeds from sale of marketable
  securities                                   129,188                    88
 Decrease in liability under options
  sold                                          (8,251)              (18,119)
                                            ----------             ---------
Net cash used in investing activities       (7,265,699)           (4,300,605)
                                            ----------             ---------

                 INTERNATIONAL DESIGN GROUP INC.
              Consolidated Statements of Cash Flows
                                (Note 10)


                                             Year ended       Year ended
                                             February 28,    February 29,
                                                1997            1996
                                             ------------    -------------

Financing Activities:
 Purchase of treasury shares                       -              (22,389)
 Increase in note payable to bank            42,789,100         9,283,112
 Paydowns in note payable to bank           (37,091,075)       (6,406,502)
 Increase in notes payable                       27,000            27,000
 Paydowns in notes payable                      (18,000)         (210,150)
 Increase in notes payable to directors            -              350,000
 Paydowns in notes payable to directors      (1,000,000)             -
 Preferred dividends paid                          -               (9,000)
 Payment of common stock subscription             5,134              -
                                              ---------          --------
Net cash provided by financing activities     4,712,159         3,012,071
                                              ---------         ---------
Net increase (decrease) in cash                 142,898          (175,483)
Cash and cash equivalents, beginning of
 year                                           130,679           306,162
                                              ---------         ---------

Cash and cash equivalents, end of year      $   273,577        $  130,679
                                             ==========         =========



























     See accompanying notes to consolidated financial statements.

                 INTERNATIONAL DESIGN GROUP INC.
            Notes to Consolidated Financial Statements

1. Summary of        Company and Basis of Presentation
   Significant       ---------------------------------
   Accounting     International  Design  Group,  Inc.  ("the
   Policies       Company") is in the insurance premium  finance
                  business  through  its  subsidiaries,  Finco
                  Financial  Corporation  and   Eagle   Premium
                  Finance,  Inc.   The  Company's  main  business
                  activity   is  to  grant  loans  to  customers,
                  primarily   to  finance  automobile   insurance
                  policies in the state of Florida.  Such   loans
                  are  substantially collateralized  by  unearned
                  premiums of the insurance policy. Approximately
                  27% of the  Company's customers  are   referrals
                  from five insurance brokers.

                  The consolidated financial statements include the accounts of the Company, and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

                  Preparation of Financial Statements
                  -----------------------------------
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Cash and Cash Equivalents
                  -------------------------
                  The   Company   considers  all  highly   liquid
                  investments with an original maturity of three months or less to be cash equivalents.

                  Marketable Securities
                  ---------------------
                  Under the provisions of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities, the Company's investments in securities are accounted for as follows:

                  Trading Securities - Securities are bought and held for the purpose of selling them in the near term and are carried at estimated market value. Unrealized holding gains and losses are reported as a component of earnings. Gains and losses realized from the sale of securities are determined on the first-in first-out method.

                  Additionally, the Company sells put and call options which may obligate the Company to either purchase or sell a particular security at a stated price through certain dates in the future. At February 28, 1997, the Company had a liability resulting from options sold amounting to approximately $17,000.

                  Fair Value of Financial Instruments
                  -----------------------------------
                  The Company's financial instruments consist principally of cash, finance receivables, drafts and notes receivable, accounts payable, accrued expenses and drafts and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of February 28, 1997 due to their relatively short maturities at market rates. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings of cash flow.

                  Property and Equipment
                  ----------------------
                  Depreciation and amortization are computed on either a straight- line or an accelerated basis over the estimated useful lives of the various assets, principally five years.

                  Long-Lived Assets
                  -----------------
                  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS No. 121"). FAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company adopted FAS No. 121 as of March 1, 1996 and its implementation did not have a material effect on the financial statements.

                  Earnings Per Share
                  ------------------
                  Primary and fully diluted earnings per common share and common share equivalents are computed based on the weighted average number of common shares and common share equivalents outstanding. Accordingly, fiscal 1996 earnings per share has been adjusted for the effects of the Company's dividend on the convertible redeemable preferred stock and for conversion of the convertible redeemable preferred stock for fully diluted purposes.

                  In  February  1997,  the   Financial Accounting
                  Standards  Board ("FASB")  issued Statements of
                  Financial   Accounting   Standards   No.    128
                  "Earnings Per Share" FAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15 Earnings
                  Per Share.   It replaces  the  presentation  of
                  primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company will adopt FAS No. 128 as of March 1, 1997 and its implementation is not expected to have a material effect on the financial statements.

                  Stock Based Compensation
                  ------------------------
                  In October 1995, FASB issued FAS No. 123, "Accounting for Stock-Based Compensation." FAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead will disclose the effects of the calculation required by the statement.

                  Revenue Recognition and Finance Receivables
                  --------------------------------------------
                  Finance charges and loan origination fees are amortized to income over the life of the finance contracts generally ranging from eight
                  to nine months, using the interest method.   An
                  allowance for doubtful accounts is established to provide for finance receivable losses based
                  upon   an   evaluation  of  factors   including
                  unearned  premiums and commissions refundable
                  from insurance providers  and   their   agents
                  and accounts receivable from the insured.

                  Bank Drafts
                  -----------
                  Drafts which have been paid by the Company where the finance contracts have not yet been received are classified as Drafts Receivable. Drafts which have not yet been presented for payment but where the finance contracts have been received are classified as Drafts Payable.

                  Taxes on Income
                  ---------------
                  The Company has adopted Statement No. 109, "Accounting for Income Taxes" (FAS 109) which utilizes an asset and liability approach. Under FAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

2. Notes          Notes receivable consist of the following:
   Receivable

                  Various 12%-20.745% notes receivable, interest
                  and principal due monthly,  maturing  in  1997
                  through 1999
                                                      $  265,037

                  Less current maturities                153,696
                                                        --------
                                                      $  111,341
                                                      ==========

3.  Stockholders' In  December  1992, the Company's  shareholders
    Equity authorized the creation of 1,000,000 Preferred Shares with a par value of $.01. These shares may be issued in one or more series at the discretion of the Board of Directors. During 1996, the then outstanding 500 shares of Class "A" 12% Convertible Preferred Stock were, pursuant to the terms of original issuance, converted into 500,000 shares of the Company's common stock. As of February 28, 1997, there were no shares of preferred stock issued and outstanding.

                  The Company purchased 72,764 treasury shares at various times during fiscal 1996 in the open market at a total price of $22,398. During fiscal 1996, the Company retired 59,212 shares of treasury stock that it previously purchased.

                  During fiscal 1997, the Company retired 13,552 shares of treasury stock that it previously purchased.

                  On February 22, 1993, the Board of Directors authorized the issuance of 100,000 shares to the Company's President, Mr. David Raymond. These shares revert to the Company if Mr. Raymond leaves the Company's employment for a period of ten years from the date of grant, for any reason other than death, disability or retirement. Additionally, the shares cannot be sold or transferred during the ten year period. These shares were issued during March 1993.

4. Stock Based
 Compensation
                  At February 28, 1997, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, Accounting for
                  Stock   Issued  to   Employees,  and    related
                  interpretations in accounting for the plans. Under APB Opinion 25, because the exercise price of the Company's employees' stock options equal the market price of the underlying stock on the
                  date   of   grant,  no   compensation  cost  is
                  recognized.

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

                  On December 7, 1992, stock options to purchase 150,000 shares of the Company's common stock at a price of $.19, were granted to each of Robert Gardner, Chairman, and David Raymond, President, respectively, pursuant to the provisions of the 1992 Plan. Additionally, stock options to purchase a total of 12,500 shares at a price of $.19 per share were granted to certain employees of the Company. On February 27, 1996, Robert Gardner exercised his option to purchase 150,000 shares of the Company's common stock at a price of $.19. The remaining purchase price of $23,366 has not yet been remitted to the Company and is record-ed as a Common Stock Subscription Receivable. No other options have been exercised as of February 28, 1997. Upon the resignation of two of the Company's employees, options to purchase 12,500 shares expired. No other stock options have been granted under the 1992 Plan.

                  On August 31, 1990, stock options to purchase 80,000 and 60,000 of the Company's common shares at a price of $.375, were granted to Robert Gardner, Chairman, and David Raymond, President, respectively, pursuant to the provisions of the 1987 Plan. Mr. Gardner's options expired on August 31, 1995. No options have been exercised as of February 28, 1997. No other stock options have been granted under the 1987 Plan. The Plan expired on March 31, 1997 at which time Mr. Raymond's options expired.

                  At  February  28, 1997, 337,500 shares  of  the
                  Company's authorized and unissued common stock were reserved for issuance upon exercise of options.

                  FASB Statement 123, Accounting for Stock Based Compensation , requires the company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal year ended February 29, 1996; expected volatility of .01 percent; risk free interest rates of 6.5% ; and expected lives of
                  6.8 and .1 years for the 1992 and 1987 Plan options respectively.

                  Under  the   accounting   provisions   of  FSAB
                  Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below;

                                             1997           1996
                                         ------------   -------------
Net income
 As reported                            $   157,751      $   136,015
 Pro forma                              $   157,751      $   106,015

Primary earnings per share
 As reported                            $       .04      $       .04
 Pro forma                              $       .04      $       .03
Fully diluted earnings per share
 As reported                            $       .04      $       .04
 Pro forma                              $       .04      $       .03


                 A summary of the status of the Company's two fixed stock option plans as of February 28, 1997 and February 29, 1996 and changes during the years ending on those dates is presented below;

                               February 28, 1997      February 29, 1996
                             ----------------------  -------------------
                                           Weighted-            Weighted-
                                           Average              Average
                              Shares       Exercise   Shares    Exercise
                                           Price                Price
                             ---------   ----------- --------- ---------

Outstanding at beginning
 of year                     215,000     $     .24    445,000   $    .25
Granted                         -             -       300,000        .10
Exercised                       -             -      (450,000)       .13
Forfeited                     (5,000)          .19    (80,000)      .375
                             -------       -------    -------      -----
Outstanding at end
 of year                     210,000           .24    215,000        .24
                             =======        ======    =======      =====
Options exercisable
 at year-end                 210,000     $     .24    215,000   $    .24
Weighted average fair
 value of options
 during the year                -                     $   .10



   The following table summarizes information about fixed stock options outstanding at February 28, 1997.

               Options outstanding                   Options Exercisable
                               Weighted
                               Average     Weighted                 Weighted
                   Number      Remaining    Average     Number      Average
  Range of       Outstanding  Contractual  Exercise   Exercisable  Exercise
Exercise Prices  at 2/28/97      Life       Price      at 2/28/97    Price
---------------  ----------   ----------  ----------  ------------  ---------
$.19- .375        210,000     4.9 years    $ .24        210,000      $ .24


5.   Retirement
     and
      Benefit
      Plans On December 27, 1991, the Board of Directors approved the formation of a Simplified Employee Pension Plan (SEP). Employees who are at least 21 years old and have been employed by the Company for at least three of the past five years, are eligible to participate in the SEP. As of February 28, 1997, the Company's President, Chairman and two other employees, were eligible
                  to participate in the SEP.   Under the terms of
                  the SEP, the Board of Directors decide if and how much to contribute to the plan on an annual
                  basis.   The   allocation  to  each  employee's
                  account  is based upon  salary.   For the years
                  ended February 28, 1997 and February 29, 1996, the Company contributed and expensed $20,000 and $18,000, respectively, to the SEP.

                  During December 1993, the Board of Directors approved payments for the cost of the Florida Prepaid College Program for two children of Company employees. It is estimated that the cost to the company for one child would be approximately $7,000 payable over 55 months. The Company is not required to make any further payments if the employee is terminated from the Company.

6.   Notes
     Payable to
     Director    On April 13, 1992, the Company entered into a $1
                  million  revolving  credit  agreement  with  Mr.
                  Robert  Gardner,  Chairman of the Company.   All
                  loans  made prior to this   date  to the Company
                  by Mr. Gardner were made part of this agreement.
                  Loans  under   this   agreement bear interest at
                  Citibank prime plus 4 1/2% with a minimum of 12% and a cap of 18% and are collateralized by all of the Company's assets (excluding the finance
                  receivables)   and   all   of  the  issued   and
                  outstanding  common  stock  of  FINCO  Financial
                  Corporation.   The interest rate  on  this  debt
                  was 13.00% at February 28, 1997. Borrowings under this line of credit are payable on demand and are subordinated to a line of credit from a bank as described in Note 6. In conjunction with a prior amendment, the Company gave to Mr. Gardner an option to purchase 300,000 shares of the Company's Common Stock at a price of
                  $.10  per share.    On  February 27,  1996,  Mr.
                  Gardner exercised his  option to  purchase   the
                  300,000   shares  of the Company's  common stock
                  for  $.10  per  share.   The  purchase  price of
                  $30,000 has not yet been remitted to the Company and is recorded as a Common Stock subscrip-
                  tion  receivable.   As  of  February  28,  1997,
                  there was $500,000 outstanding under the revolv-ing credit agreement; $84,823 and $133,254 of interest was paid during the years ended Febru-ary 28, 1997 and February 29, 1996, respectively.

                  On April 21, 1993, the Company entered into a $500,000 revolving credit agreement with Marilyn Gardner, a Director of the Company. Loans under this agreement bore interest at prime plus 4 1/2% with a minimum of 12%. On June 28, 1996, the Company repaid Mrs. Gardner the $500,000. The revolving credit agreement with Marilyn Gardner expired July 31, 1996. During fiscal 1997 and 1996, the Company paid Mrs. Gardner $21,250 and $39,629, respectively in interest. Mrs. Gardner is the wife of Robert Gardner, Chairman of the Company.

6.   Notes
     Payable

                  February 28,                               1997
                  ------------                              ------
                  Note payable to bank (1)           $9,961,635
                  Notes payable to others (2)              276,850
                  ---------------------------           ----------
                                                   $10,238,485
                                                       ===========

     (1)        On  February  23,  1996,  the  Company  and  its
                  subsidiaries entered into a $8,000,000 revolving credit agreement with a bank. Borrowings under the line are based on certain levels of eligible finance receivables, bear interest at LIBOR plus 3 1/4% or the bank's prime rate plus 1 1/4% (9.5% at February 28, 1997) maturing on March 1, 1999. The note is collateralized by all of the assets of the Company. On August 16, 1996, the Company amended its revolving credit facility with the bank to $10,000,000 with an option to extend the limit to $11,000,000. On February 21, 1997, the revolving credit agreement was amended to extend the borrowing limit to $11,000,000. In addition, the Company must meet certain reporting requirements and restrictive debt covenants, including, but not limited to a pre-established tangible net worth and a funded debt to tangible net worth ratio.

    (2)             The  Company and its  subsidiaries  have a note
                  payable at 12% interest per annum due on demand to an individual, who is the daughter of the Chairman ($76,850). It also has a note payable
                  at   9%   interest  per  annum  due  on  demand
                  ($200,000), payable to an unrelated  entity.

7. Commitments    The  Company  leases  office  space   for   its
   and            administrative facilities and three automobiles.
   Contingency    which are  accounted  for  as operating  leases
                  Two of the car leases expire during fiscal 1999.
                  The third car and administrative facilities expire in fiscal 2000. Rent expense for the years ended February 28, 1997 and February 29,
                  1996 was $55,000 and $53,000, respectively.

                  The approximate  future  minimum  lease payments
                  for  the  Company's  operating  leases  are   as
                  follows:

               1998                               $    57,000
                    1999                                $   49,000
                    2000                               $    34,000

                  In addition to their base cash compensation per annum, Mr. Gardner and Mr. Raymond, President of the Company, are each entitled to receive, during  their  employment  by  the  Company  (I)
                  incentive bonuses equal to 7-1/2% of the Company's annual consolidated pre-tax profits and (ii) further incentive bonuses equal to 2-1/2% of annual pre-tax profits of the Company's wholly-owned subsidiaries. Based on the foregoing, the President and Chairman each earned bonuses for fiscal 1997 and 1996 of $20,043 and $17,289, respectively.

                  In the event of a change in control of the Company forcing termination of either Mr. Gardner or Mr. Raymond, he would be entitled to severance pay of two times the then current annual salary.

                  During April 1997, the Company was notified by a Managing General Agent that represents two affiliated insurance carriers that it will no longer allow the Company to finance their policies. These this agent accounts for approximately 10% of the Company's finance business. This could lead to further losses in finance business as insurance agents may switch to other finance companies which are accepted by all insurance carriers. There can be no assurances that other insurance carriers will continue to accept the Company's finance contracts.

8.   Income
     Taxes       At  February  28,  1997,  the  Company  has  net
                  operating loss carryforwards available to offset
                  future     taxable   income   of   approximately
                  $2,100,000 which expire in the year 2006.

                 Deferred tax (liabilities) assets are comprised of the following at February 28, 1997:

                 Depreciation                     $  (16,205)
                                                        --------
                 Gross deferred tax liability              (16,205)
                                                        --------
                 Loss carryforwards                            780,254
                 Allowance on finance receivables         320,369
                                                        --------
                 Gross deferred tax asset               1,100,623
                 Deferred tax asset valuation
                  allowance
                                                      (1,084,418)
                                                       ---------
                 Net deferred tax asset            $    16,205
                                                       ---------
                 Net                                  $         0
                                                       =========

                 A reconciliation of the expected income taxes based on statutory rates applied to income before taxes from continuing operations to the actual tax is as follows:


                                               February 28,   February 29,
                 Year ended                       1997           1996
                 ----------                    ------------  ------------

                 Expected federal tax           $  50,686    $ 46,245

                 State income taxes, net of
                  federal effect                      8,676       4,937

                 Tax effect of net operating
                  losses utilized                (59,362)     (51,182)
                                                 --------     -------
                                                    $      0     $     0
                                                 ========     =======

9.     Supplemental
       Cash flow
       Information


                                             February 28,   February 29,
Year ended                                         1997         1996
----------                                   ------------  ------------

Cash paid during the year
 for:
       Interest                                 $ 834,408   $ 569,494
                                               ========       =======

               Supplemental Disclosure of Non-Cash Investing and
               Financing Activities:

               During  fiscal 1997 and 1996, the Company retired
               13,552 and 59,212 treasury shares, respectively.

               On February 27, 1996, Mr. Gardner exercised two of his options to purchase shares of the Company's common stock. Mr. Gardner purchased 150,000 shares at a price of $.19 per share. He also purchased 300,000 at $.10 per share. The total purchase price of $58,500 was recorded as a Common Stock Subscription Receivable. As of February 28, 1997, $5,134 had been repaid.

10.  Subsequent
     Event    On May 6,  1997,   Shareholders   controlling   a
               majority of the Company's shares approved by written consent a one-for-twelve thousand five hundred share reverse stock split which is expected to become effective on July 10, 1997. All fractional shares will be repurchased at $.39 per share, an aggregate of approximately $439,000 (including expenses of $25,000). As a result of the transaction, the Company will no longer be subject to the reporting requirements of the Securities and Exchange Commission.