Form 10-Q
period 1997-05-31
INTERNATIONAL DESIGN GROUP INC /DE/
filed 1997-07-14
CIK 773267

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended May 31, 1997

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 0-13946

                 INTERNATIONAL DESIGN GROUP, INC.
        -------------------------------------------------
        (Exact name of registrant as specified in charter)

         Delaware                                  59-2521916
---------------------------------                 -------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification No.)

             3201 Griffin Road, Dania, Florida  33312
       ----------------------------------------------------
      (Address of principal executive offices)   (Zip Code)

                          (954) 893-7555
       ---------------------------------------------------
       (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes _X_    No___

As of June 30,1997, there were 3,754,849 shares of the Registrant's $.05 par value common stock issued and 3,744,849 shares were outstanding.

                 INTERNATIONAL DESIGN GROUP, INC.
                             CONTENTS


PART I - FINANCIAL INFORMATION                                 Pages

     Item 1. Financial Statements

     Condensed Consolidated Balance Sheets of
     International Design Group, Inc. ("IDG") as of
     May 31, 1997 and February 28,1997                           3

     Condensed Consolidated Statement of Operations
     of IDG for the three months ended May 31,
     1997 and 1996                                               4

     Condensed Consolidated Statement of Cash Flows of
     IDG for the three months ended May 31, 1997 and 1996        5

     Notes to Financial Statements                               6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                         7-9

PART II. OTHER INFORMATION

     Item 1.Legal Proceedings                                   10

     Item 2.Changes in Securities                               10

     Item 3.Defaults Upon Senior Securities                     10

     Item 4.Submission of Matters to a Vote
             of Security Holders                                10

     Item 5.Other Information                                   10

     Item 6.Exhibits and Reports on Form 8- K.                  10

     Signatures                                                 11

                 INTERNATIONAL DESIGN GROUP, INC.
                         AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                            MAY 31,         FEBRUARY 28,
ASSETS                                       1997               1997
                                          -----------       -----------
CURRENT ASSETS:
Cash and Cash Equivalents                 $   124,063       $   273,577
Finance Receivables, less allowance
 for doubtful accounts of $1,121,000
 and $855,000 and unearned income of
 $818,000 and $898,000                     12,869,113        13,508,449
Drafts receivable                             415,054           519,989
Current maturities of notes receivable        124,062           153,696
Prepaid expenses and other                     21,415            23,846
                                          -----------       -----------
         TOTAL CURRENT ASSETS              13,553,707        14,479,557

PROPERTY AND EQUIPMENT - less
 accumulated depreciation of $84,818
 and $73,318                                  174,378           156,258

NOTES RECEIVABLE - less current maturities     94,580           111,341

OTHER ASSETS, less accumulated
 amortization of $20,000 and $20,000           45,840            49,311
                                          -----------       -----------
                                          $13,868,505       $14,796,467

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable, accrued expenses
 and other                                $   390,370       $   367,702
Drafts Payable                                465,327           889,411
Notes payable                                 276,850           276,850
Liability under options sold                    6,563            17,218
Notes Payable to Directors                    500,000           500,000
                                          -----------       -----------
    TOTAL CURRENT LIABILITIES               1,639,110         2,051,181

Notes payable to bank                       9,366,856         9,961,635
                                          -----------       -----------
TOTAL LIABILITIES                          11,005,966        12,012,816

STOCKHOLDERS' EQUITY:
Common stock $.05 par, shares authorized
 10,000,000; 3,754,849 issued and
 3,744,849 outstanding                        187,742           187,742
ADDITIONAL PAID IN CAPITAL                  5,834,470         5,834,470
DEFICIT                                    (3,101,932)       (3,180,820)
TREASURY STOCK (10,000 shares at cost)         (4,375)           (4,375)
COMMON STOCK SUBSCRIPTIONS RECEIVABLE         (53,366)          (53,366)
                                          -----------       -----------
    TOTAL STOCKHOLDERS' EQUITY              2,862,539         2,783,651
                                          -----------       -----------
                                          $13,868,505    $14,796,467

           See Notes to Condensed Financial Statements

                 INTERNATIONAL DESIGN GROUP, INC.
                         AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED MAY 31,
                                             1997        1996
                                          ----------   ---------
REVENUES:

Finance charge income                     $  794,979   $ 549,019
Origination fees                             351,564     219,680
Late fees and other charges                  327,601     193,626
Interest income and Other                     19,387      18,804
                                          ----------   ---------
                                           1,493,531     981,129

EXPENSES

General and administrative expenses          416,580     307,481
Sales and marketing                          260,795     148,668
Provision for doubtful accounts              463,721     283,262
Interest expense                             245,890     131,424
Interest expense to Directors                 16,156      47,813
Depreciation and amortization                 11,500      10,278
                                          ---------    ---------
                                           1,414,642     928,926
                                          ----------   ---------
NET INCOME                                $   78,889   $  52,203
                                          ----------   ---------
                                          ----------   ---------


Net Income per Common Share:
Primary:                                  $     0.02   $    0.02

Average Number of Common Shares
Primary                                    3,793,063   2,903,882
Fully Diluted                              3,793,063   2,903,882

           See Notes to Condensed Financial Statements

                 INTERNATIONAL DESIGN GROUP, INC.
                         AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              THREE MONTHS ENDED MAY 31,
                                                  1997        1996
                                               ----------   ---------
OPERATING ACTIVITIES:

Net Income                                     $   78,889   $  52,203
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                   11,500      10,278
   Provision for doubtful accounts                463,720     283,262
   Change in operating assets and liabilities:
   Increase (decrease) in unearned income         (81,143)     39,010
   Decrease (increase) in prepaid expenses
      & other                                       5,902     (20,265)
   Decrease in drafts receivable                  104,935      98,431
   Increase in accounts payable, accrued
      expenses                                     22,668      71,058
   Increase in drafts payable                    (424,084)    (23,320)
                                               ----------  ----------
    Net cash provided by operating activities     182,387     510,657

INVESTING ACTIVITIES:

Premium finance loans - net of writeoffs       (9,273,102) (7,814,655)
Payments received on premium finance loans      9,529,860   5,802,389
Increase in notes receivable                      (21,250)    (98,013)
Payments received on notes receivable              67,645      43,692
Capital expenditures                              (29,620)    (63,779)
Investment in Marketable Securities                     0      58,105
Decrease in liability under options sold          (10,655)    (25,469)
                                               ----------  ----------
 Net Cash Used In Investing Activities            262,878  (2,097,730)

FINANCING ACTIVITIES:

Increase in notes payable to bank              11,359,000  10,965,000
Paydowns in notes payable to bank             (11,953,779) (9,305,072)
Paydowns in notes payable                               0     (18,000)
                                               ----------  ----------
 Net Cash (Used In) Provided by
 Financing Activities                            (594,779)  1,641,928

NET INCREASE IN CASH
AND CASH EQUIVALENTS                          $  (149,514) $   54,855

CASH AND CASH EQUIVALENTS,
   beginning of the period                        273,577     130,679
                                               ----------  ----------
CASH AND CASH EQUIVALENTS,
   end of period                              $   124,063  $  185,534

           See Notes to Condensed Financial Statements

INTERNATIONAL DESIGN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- Basis of Presentation
-----------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending February 28, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 1997.

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

PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - GENERAL

Revenues increased to $1,493,531 during the three months ended May 31, 1997 as compared to $981,129 during the comparable period in 1996 as a result of the Company's growth in the insurance premium finance business. Insurance premiums financed increased to $9.3 million in 1997 compared to $7.8 million for the same period in 1996. The number of contracts financed increased to 16,161 during 1997 as compared to 13,365 in 1995. This increase resulted primarily from increased volume in Florida.

The following table reflects the company's expenses as a percentage of revenues for the three months ended May 31,:

                                           1997        1996
                                           ----        ----
General and Administrative Expenses         28%         31%
Sales and Marketing                         17%         15%
Depreciation and Amortization                1%          1%
Provision for Doubtful Accounts             31%         29%
Interest Expense                            18%         18%
Total Expenses                              95%         94%

General and administrative expenses, as a percentage of revenue, decreased as a substantial portion of these expenses are fixed and do not directly correlate to revenue. The provision for doubtful accounts has increased substantially as the Company has been accepting lower down payments on its finance agreements in an effort to compete effectively. These lower down payments translate into higher bad debt write-offs when an insurance contract is canceled. In determining the provision for doubtful accounts, management takes into account factors such as its average down payment rate, cancellation rate, unrefunded canceled contracts, specific problems with insurance agents, and financial condition of insurance companies among other factors. Sales & Marketing increased slightly due to the cost per contract increasing in 1997.

                                                 1997            1996
                                              ----------       --------
Finance charge income                         $  794,979       $549,019
Interest expense                                 262,046        179,237
Net interest margin                              532,933        369,782
Margin Percent                                       67%            67%

Overall, net income increased to approximately $79,000 for the three months ended May 31, 1997 as compared to $52,000 during the same period in 1996. This increase in net income is primarily attributable to an increase in income from the Company's Florida finance business as well as a decrease in losses in the Company's South Carolina finance business. Since August 1996 the Company has not written any new premium finance business in South Carolina, Tennessee, or Maryland due to poor profit margins.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position at May 31, 1997 increased to $11,914,597 as compared to $12,428,376 at February 29, 1997. This decrease was due primarily to a decreased level of premium finance activity during the period which was funded by long term debt.

PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company decreased borrowings under its bank revolving line of credit by approximately $600,000 between February 28, 1997 and May 31, 1997. This decrease resulted from a decrease in premium finance loans during the period. Finance receivables decreased to approximately $12.9 million at May 31, 1997 from approximately $13.5 million at February 28, 1997.

As of May 31, 1997, the Company's revolving credit arrangements are summarized as follows:

             Description                 Lender   Loan Balance Expiration Date
--------------------------------------  --------  ------------ ---------------
$11,000,000 Revolving Credit Agreement  Bank      $ 9,366,856   Feb. 23, 1999
$1,000,000 Revolving Credit Agreement   Chairman  $   500,000   On Demand

The Company extended its line of credit with a bank to $11.0 million in
February 1997.   The new agreement, which matures in 1999, also requires the
Company to maintain certain financial ratios. Borrowings under the line are based on eligible finance receivables, interest is payable monthly at the Company's choice of LIBOR plus 3.25% or the bank s prime rate plus 1.25%.

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

CHANGE IN OWNERSHIP:

The Controlling stockholders of the Company implemented a restructuring in the form of a one-for-twelve thousand five hundred share reverse stock split which became effective July 10, 1997 and resulted in the Company becoming privately-held as of that date. Marilyn Gardner, Robert L. Gardner, Kenneth Gardner, Lisa Gardner and David Raymond as of July 10,1997 own 100% of the Company's outstanding Common Stock. The reverse stock split is designed to significantly decrease the number of existing stockholders of the Company to reduce the expenses, allow flexibility in attempting to negotiate future transactions and to facilitate further restructuring if necessary.

PART I - ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company no longer meets SEC requirements of a reporting Company and expects that no further reports will be required to be filed after this Form 10-Q for the quarter ended May 31, 1997.

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings - NONE

Item 2.   Changes in Securities

On July 10, 1997 there was a reverse stock split of one-for-twelve thousand five hundred. After the reverse stock split the number of authorized common and preferred shares will be 350 and 25 shares of each class respectively.

Item 3.   Defaults Upon Senior Securities - NONE

Item 4.   Submission of Matters To A Vote of Security Holders

The Controlling stockholders of the Company implemented a restructuring in the form of a one-for-twelve thousand five hundred share reverse stock split which became effective July 10, 1997 and resulted in the Company becoming privately-held as of that date. Marilyn Gardner, Robert L. Gardner, Kenneth Gardner, Lisa Gardner and David Raymond as of July 10,1997 own 100% of the Company's outstanding Common Stock. The reverse stock split is designed to significantly decrease the number of existing stockholders of the Company to reduce the expenses, allow flexibility in attempting to negotiate future transactions and to facilitate further restructuring if necessary.

The Company no longer meets SEC requirements of a reporting Company and expects that no further reports will be required to be filed after this Form 10-Q for the quarter ended May 31, 1997.

Item 5.   Other Information - NONE

Item 6.   Exhibits and Reports on Form 8-K - NONE

                         SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERNATIONAL DESIGN GROUP, INC.

July 14, 1997                   By:/s/ David  Raymond
                                   _____________________________
                                   David Raymond, President and
                                   Chief Financial Officer

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically